Form 10-Q
period 1996-09-30
NORTH OAKS PARTNERSHIP; NORTH OAKS REAL ESTATE PARTNERSHIP
filed 1996-11-14
CIK 857613, 857614

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal period ended              September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to ______________

                        Commission File Number: 33-32197


         NORTH OAKS PARTNERSHIP      NORTH OAKS REAL ESTATE PARTNERSHIP
           (Exact names of registrants as specified in their charters)


                                    MARYLAND
         (State or other jurisdiction of incorporation or organization)


          42-1367576                                        42-1339868
(IRS Employer Identification No.)              (IRS Employer Identification No.)


2330 West Joppa Road  Lutherville, Maryland                   21093
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code     (515) 245-7616

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date   N/A
                 ------


                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP


                                      INDEX


Part I   FINANCIAL INFORMATION                                              Page

Item 1   Financial Statements

         *  Combining Balance Sheets, September 30, 1996
            and December 31, 1995                                            3


         *  Combining Statements of Operations and Partners' Equity
            (Deficit) Nine Months Ended September 30, 1996 and 1995          5

         *  Combining Statements of Cash Flows, Nine
            Months Ended September 30, 1996 and 1995                         7


         *  Notes to Combining Financial Statements                          9



Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11



PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                  13
Item 6   Exhibits and Reports on Form 8-K                                   13


SIGNATURES                                                                  14




PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                            COMBINING BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 SEPTEMBER 30, 1996

                                                                                    North Oaks
                                                                   North Oaks       Real Estate      Combined
                                           Assets                  Partnership      Partnership    Partnerships
                                           ------                  ------------     ------------    ------------
Current assets:
       Cash and cash equivalents                                   $  2,316,377             --         2,316,377
       Accounts receivable:
          Trade                                                         234,557             --           234,557
          Affiliate                                                      19,518             --            19,518
       Admission fees receivable                                        734,680             --           734,680
       Assets whose use is limited - required
          for current liabilities                                       370,244             --           370,244
       Prepaid expenses                                                 228,336             --           228,336
       Other assets                                                      22,614             --            22,614
                                                                   ------------     ------------    ------------
          Total current assets                                        3,926,326             --         3,926,326
                                                                   ------------     ------------    ------------

Assets whose use is limited - debt service
   funds, net of amounts req. for curr liabilities                    1,484,660             --         1,484,660
Funds held in escrow                                                    393,864             --           393,864
Property and equipment, net                                                --         32,136,534      32,136,534
Cost of acquiring initial continuing-care contracts, net              1,711,543             --         1,711,543
Deferred financing costs, net                                           770,393             --           770,393
                                                                   ------------     ------------    ------------
                                                                   $  8,286,786       32,136,534      40,423,320
                                                                   ============     ============    ============

                   Liabilities and Partners' Equity (Deficit)
                   ------------------------------------------
Current liabilities:
       Accounts payable:
           Life Care Services Corporation - current portion        $    771,851             --           771,851
           Trade                                                        178,938             --           178,938
       Accrued expenses                                                 137,843             --           137,843
       Refunds payable                                                  108,144             --           108,144
       Accrued interest - mortgage bonds                                225,244             --           225,244
       Current installment of mortgage bonds payable                    145,000             --           145,000
                                                                   ------------     ------------    ------------
           Total current liabilities                                  1,567,019             --         1,567,019

Payable to Life Care Services Corp. - excluding current portion       3,532,451             --         3,532,451
Refundable deposits                                                     416,613             --           416,613
Mortgage bonds payable                                               13,040,000             --        13,040,000
Mortgage loans from residents                                        26,721,309             --        26,721,309
                                                                   ------------     ------------    ------------
           Total liabilities                                         45,277,393             --        45,277,393
                                                                   ------------     ------------    ------------

Partners' equity (deficit)                                          (36,990,606)      32,136,534      (4,854,072)

Commitments and Contingencies
                                                                   ------------     ------------    ------------
                                                                   $  8,286,786       32,136,534      40,423,320
                                                                   ============     ============    ============


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                            COMBINING BALANCE SHEETS

                                                                                 DECEMBER 31, 1995

                                                                                    North Oaks
                                                                   North Oaks       Real Estate       Combined
                                           Assets                  Partnership      Partnership     Partnerships
                                           ------                  ------------     ------------    ------------
Current assets:
       Cash and cash equivalents                                   $  2,528,103             --         2,528,103
       Accounts receivable:
          Trade                                                         271,692             --           271,692
          Affiliate                                                           0             --                 0
       Admission fees receivable                                              0             --                 0
       Assets whose use is limited - required
          for current liabilities                                       703,875             --           703,875
       Prepaid expenses                                                 179,902             --           179,902
       Other assets                                                      28,131             --            28,131
                                                                   ------------     ------------    ------------
          Total current assets                                        3,711,703             --         3,711,703
                                                                   ------------     ------------    ------------

Assets whose use is limited - debt service
   funds, net of amounts req. for curr liabilities                    1,666,390             --         1,666,390
Funds held in escrow                                                    126,680             --           126,680
Property and equipment, net                                                --         32,637,223      32,637,223
Cost of acquiring initial continuing-care contracts, net              1,867,138             --         1,867,138
Deferred financing costs, net                                           808,408             --           808,408
                                                                   ------------     ------------    ------------
                                                                   $  8,180,319       32,637,223      40,817,542
                                                                   ============     ============    ============

                   Liabilities and Partners' Equity (Deficit)
                   ------------------------------------------
Current liabilities:
       Accounts payable:
           Life Care Services Corporation - current portion        $    650,000             --           650,000
           Trade                                                         73,641             --            73,641
       Accrued expenses                                                 175,003             --           175,003
       Refunds payable                                                  126,681             --           126,681
       Accrued interest - mortgage bonds                                568,875             --           568,875
       Current installment of mortgage bonds payable                    135,000             --           135,000
                                                                   ------------     ------------    ------------
           Total current liabilities                                  1,729,200             --         1,729,200

Payable to Life Care Services Corp. - excluding current portion       3,532,451             --         3,532,451
Refundable deposits                                                     416,097             --           416,097
Mortgage bonds payable                                               13,185,000             --        13,185,000
Mortgage loans from residents                                        25,860,007             --        25,860,007
                                                                   ------------     ------------    ------------
           Total liabilities                                         44,722,755             --        44,722,755

Partners' equity (deficit)                                          (36,542,435)      32,637,223      (3,905,212)

Commitments and Contingencies
                                                                   ------------     ------------    ------------
                                                                   $  8,180,320       32,637,223      40,817,543
                                                                   ============     ============    ============


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                     COMBINING STATEMENTS OF OPERATIONS AND
                           PARTNERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                      North Oaks
                                                     North Oaks       Real Estate        Combined
                                                     Partnership      Partnership      Partnerships
                                                     ------------     ------------     ------------
Revenues
   Apartment service fees                            $  3,406,568             --          3,406,568
   Health center fees                                   1,022,622             --          1,022,622
   Nonrefundable entrance fees                            351,165             --            351,165
   Supervision fees                                       106,877             --            106,877
   Other                                                   47,467             --             47,467
                                                     ------------     ------------     ------------
     Total revenues                                     4,934,699             --          4,934,699
                                                     ------------     ------------     ------------

Expenses
   Selling, general, and administrative                   979,301             --            979,301
   Plant operations                                       586,668             --            586,668
   Housekeeping                                           231,636             --            231,636
   Dietary                                              1,048,886             --          1,048,886
   Medical and resident care                            1,107,042             --          1,107,042
   Depreciation and amortization                          193,611          680,701          874,312
                                                     ------------     ------------     ------------
                                                        4,147,144          680,701        4,827,845
                                                     ------------     ------------     ------------

      Income (loss) from operations                       787,555         (680,701)         106,854
                                                     ------------     ------------     ------------

Other income (expense)
   Interest income                                         42,024             --             42,024
   Interest expense                                    (1,097,738)            --         (1,097,738)
   Other income                                              --               --               --
                                                     ------------     ------------     ------------
                                                       (1,055,714)            --         (1,055,714)
                                                     ------------     ------------     ------------

   Net loss                                              (268,159)        (680,701)        (948,860)

Partners' equity (deficit) at beginning of period     (36,542,435)      32,637,223       (3,905,212)

Distribution to partners of property                     (180,013)            --           (180,013)
Contribution by partners of property                         --            180,013          180,013
Cash contributions from partners                             --               --               --
                                                     ------------     ------------     ------------

Partners' equity (deficit) at end of period          $(36,990,606)      32,136,534       (4,854,072)
                                                     ============     ============     ============


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                       COMBINING STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                                      North Oaks
                                                     North Oaks       Real Estate        Combined
                                                     Partnership      Partnership      Partnerships
                                                     ------------     ------------     ------------
Revenues
   Apartment service fees                            $  2,948,875             --          2,948,875
   Health center fees                                   1,050,705             --          1,050,705
   Nonrefundable entrance fees                            266,890             --            266,890
   Supervision fees                                        98,451             --             98,451
   Other                                                   37,628             --             37,628
                                                     ------------     ------------     ------------
     Total revenues                                     4,402,549             --          4,402,549
                                                     ------------     ------------     ------------

Expenses
   Selling, general, and administrative                 1,134,596             --          1,134,596
   Plant operations                                       558,437             --            558,437
   Housekeeping                                           237,980             --            237,980
   Dietary                                                963,052             --            963,052
   Medical and resident care                            1,054,505             --          1,054,505
   Depreciation and amortization                          193,611          680,701          874,312
                                                     ------------     ------------     ------------
                                                        4,142,181          680,701        4,822,882
                                                     ------------     ------------     ------------

      Income (loss) from operations                       260,368         (680,701)        (420,333)
                                                     ------------     ------------     ------------

Other income (expense)
   Interest  income                                        21,941             --             21,941
   Interest  expense                                   (1,106,983)            --         (1,106,983)
   Other income                                              --               --               --
                                                     ------------     ------------     ------------
                                                       (1,085,042)            --         (1,085,042)
                                                     ------------     ------------     ------------

   Net loss                                              (824,674)        (680,701)      (1,505,375)

Partners' equity (deficit) at beginning of period     (35,546,624)      33,474,942       (2,071,682)

Distribution to partners of property                      (53,525)            --            (53,525)
Contribution by partners of property                                        53,525           53,525
Cash contributions from partners                             --               --               --
                                                     ------------     ------------     ------------

Partners' equity (deficit) at end of period          $(36,424,823)      32,847,766       (3,577,057)
                                                     ============     ============     ============


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                        COMBINING STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                             North Oaks
                                                             North Oaks      Real Estate      Combined
                                                             Partnership     Partnership    Partnerships
                                                             -----------     -----------     -----------
Cash flows from operating activities:
   Net loss                                                  $  (268,159)       (680,701)       (948,860)
   Depreciation and amortization                                 193,611         680,701         874,312
   Amortization of Entrance Fees                                  (9,935)           --            (9,935)
   Increase in accounts receivable                              (717,063)           --          (717,063)
   Increase in prepaid expenses and
    other assets                                                 (42,917)           --           (42,917)
   Increase in accounts payable
    and accrued expenses                                          68,136            --            68,136
   Decrease in accrued interest -
    mortgage bonds                                              (343,631)           --          (343,631)
                                                             -----------     -----------     -----------
     Net cash used in operating activities                    (1,119,957)           --        (1,119,957)
                                                             -----------     -----------     -----------

Cash flows from investing activities:
   Payments for property and equipment                          (180,013)           --          (180,013)
   Increase in funds held in escrow                             (267,184)           --          (267,184)
   Decrease in cash invested in assets
    whose use is limited                                         515,361            --           515,361
                                                             -----------     -----------     -----------
     Net cash provided by investing activities                    68,164            --            68,164
                                                             -----------     -----------     -----------

Cash flows from financing activities:
   Bond principal payments                                      (135,000)           --          (135,000)
   Increase in advances from Life Care Services
     Corporation, net                                            121,851            --           121,851
   Increase in loans from residents, net                         871,237            --           871,237
   Payments of refundable deposits, net                          (18,021)           --           (18,021)
                                                             -----------     -----------     -----------
      Net cash provided by financing activities                  840,067            --           840,067
                                                             -----------     -----------     -----------

        Net increase (decrease) in cash                         (211,726)           --          (211,726)

Cash at beginning of period                                    2,528,103            --         2,528,103
                                                             -----------     -----------     -----------

Cash at end of period                                        $ 2,316,377            --         2,316,377
                                                             ===========     ===========     ===========

Supplemental disclosures of noncash financing activities:
   Distributions to partners of property                     $   180,013            --           180,013
                                                             ===========     ===========     ===========

   Contributions from partners of property                   $      --           180,013         180,013
                                                             ===========     ===========     ===========


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                        COMBINING STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                                             North Oaks
                                                             North Oaks      Real Estate      Combined
                                                             Partnership     Partnership    Partnerships
                                                             -----------     -----------     -----------
Cash flows from operating activities:
   Net loss                                                  $  (824,674)       (680,701)     (1,505,375)
   Depreciation and amortization                                 193,611         680,701         874,312
   Decrease in accounts receivable                                42,905            --            42,905
   Decrease in accounts payable                                 (142,759)           --          (142,759)
   Change in other assets and liabilities, net                  (418,989)           --          (418,989)
                                                             -----------     -----------     -----------

     Net cash used in operating activities                    (1,149,906)           --        (1,149,906)
                                                             -----------     -----------     -----------

Cash flows from investing activities:
   Payments for property and equipment                           (53,525)           --           (53,525)
   Increase in funds held in escrow                              (53,072)           --           (53,072)
   Decrease in cash invested in assets
   whose use is limited                                          337,716            --           337,716
                                                             -----------     -----------     -----------

     Net cash provided by investing activities                   231,119            --           231,119
                                                             -----------     -----------     -----------

Cash flows from financing activities:
  Bond principal payments                                       (120,000)           --          (120,000)
  Increase in advances from Life Care Services
     Corporation, net                                            202,051            --           202,051
  Increase in loans from residents, net                          954,180            --           954,180
  Payments of refundable deposits, net                            (1,609)           --            (1,609)
                                                             -----------     -----------     -----------

      Net cash provided by financing activities                1,034,622            --         1,034,622
                                                             -----------     -----------     -----------

        Net increase in cash                                     115,835            --           115,835

Cash at beginning of period                                      781,803            --           781,803
                                                             -----------     -----------     -----------

Cash at end of period                                        $   897,638            --           897,638
                                                             ===========     ===========     ===========

Supplemental disclosures of noncash financing activities:

   Distributions to partners of property                     $    53,525            --            53,525
                                                             ===========     ===========     ===========

   Contributions from partners of property                   $      --            53,525          53,525
                                                             ===========     ===========     ===========



                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

                     NOTES TO COMBINING FINANCIAL STATEMENTS
                               September 30, 1996


A.             Basis for Presentation

               The accompanying unaudited financial statements of North Oaks Partnership (Partnership) and North Oaks Real Estate Partnership (NOREP), in the opinion of management, reflect all adjustments (none of which were other than normal recurring items), eliminations, and reclassifications considered necessary for a fair statement and presentation of the results of the interim periods presented. For purposes of preparing the combined financial statements, all material transactions between the partnerships have been eliminated but not displayed, including the elimination of the obligation to the Partnership. The partnership and NOREP's are sometimes herein after referred to as "Partnerships".

               The Partnership and NOREP were formed to develop, own and operate North Oaks Retirement Community (the Project).

               Because of the reorganization described in Note B below, transfers to ownership interests in land and construction in progress are being made from Partnership to NOREP as costs are incurred. The transfers are recorded at cost.

               The partners of the Partnership and NOREP are North Oaks Properties, Inc. (NOPI), (62.5%) and The Mullan-North Oaks Limited Partnership (MNOLP), (37.5%).

               NOREP was organized by the Partnership solely for the purpose of owning the property and buildings and other improvements thereon that constitute the Project, in order to minimize certain mortgage recordation taxes. The publicity traded debt is a direct obligation of the Partnership, and is guaranteed by NOREP. The guaranty, however, is not intended to provide additional security for payment of the principal and interest than if the Partnership directly held the Property and related improvements itself. The Partners of NOREP own no other assets than their interest in the Partnership. NOREP and the Partnership have executed an Operating and Use Agreement which obligated the Partnership to develop, operate and manage the Project at its expense and which grants the Partnership use of the property until dissolution, liquidation, and do not have independent operating activities. Therefore, management believes the combining of financial statements of the Partnership and NOREP are the most informative, because of the guarantee and the Operating and Use Agreement, and best portrays the relationship between the two entities.

B.             Reorganization

               In August, 1989, the Partnership transferred its ownership interests in land and construction in progress to its Partners who then transferred such ownership to NOREP.

C.             Income Taxes

               Income and losses of the partnership are included in the income tax returns of the partners. Accordingly, the financial statements make no provision for income taxes.

D.             Transactions with Partners

               The nonrefundable admission fees to be paid under the Residency Agreements for compensation of the developer's risk in connection with the development and construction of the Project have been assigned to the Partners by the Partnership. The Partners have agreed to make capital contributions to the Partnership equal to the admission fees assigned to them. Admission fees of $341,230 and $192,550 have been assigned to the Partners during the nine months ended September 30, 1996, and September 30, 1995, respectively, and contributed to the Partnership. In addition, purchases of property and equipment of $180,013 and $53,525 have been distributed by the Partnership to the partners and contributed by the partners to NOREP for the nine months ended September 30, 1996 and September 30, 1995 respectively.

E.             Transactions with Affiliates

               Life Care Services Corporation (LCS), affiliate of NOPI, receives a management fee of 5% of the total revenues of operation of the Project from the partnership. Such fee is paid by the residents as part of their monthly service fee. For the nine months ended September 30, 1996 and September 30, 1995, the management fee was $205,216 and $199,458 respectively.

F.             Commitments and Contingencies

               The realization of the costs of the Project is contingent upon achieving adequate and sustained adequate occupancy of the Project within a reasonable period of time.


                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overall Financial Condition and Results of Operations

The Project contains a total of 182 residential apartment units, 12 domiciliary care units and 37 comprehensive care beds. The total apartments available has been reduced by one unit in anticipation of a dining room expansion and remodeling.

As of September 30, 1996, 169 apartment units, 10 domiciliary care units, and 33 comprehensive care beds, were occupied. Apartment occupancy at September 30, 1996 is the same as at December 31, 1995.

An unusually high number of apartments became available during the nine months ended September 30, 1996, due to death, permanent assignment to the health center, or move-outs. During the nine months ended September 30, 1996, 22 apartments became available. During the first nine months of 1996, 28 sales occurred; consequently, occupancy was maintained at a stable level during the nine months.

At January 1, 1996, there were 14 unoccupied units, of which 8 were sold. Similarly, as of September 30, 1996 there were 14 unoccupied units, of which 8 were sold.

Sales efforts resulted in occupancy being maintained at or above 90% during the nine months ended September 30, 1996. At September 30, 1996, 92% of the units were occupied, and 93% were being billed to residents.

Marketing continues to receive considerable effort because of the need to re-market units becoming available due to attrition. Management continues to be encouraged, however, given the number of sold and unoccupied units, and sales activity in general.

Results Of Operations

On January 1, 1996, a 5.0% increase was implemented for the apartment service fees. During the first nine months of 1996, average occupancy was 93%, compared average occupancy of 86% in the same time period in 1995. These two factors, plus the increase in non-refundable fees, are the primary reasons why total revenues increased in the nine months ended September 30, 1996, compared to the same time period in 1995.

Operating expenses were essentially level, and the number of full time equivalent employees decreased by 3. Consequently, the additional revenue from increased occupancy and service fees, combined with operating expense control, resulted in income from operations of $106,854 in the first nine months of 1996, compared to an operating loss of $420,333 in the same time period in 1995.

For the same reasons, the net loss after interest expense was reduced to $948,860 for the nine months ended September 30, 1996, from $1,505,375 for the nine months ended September 30, 1995.

The cash loss from operations and other expenses, and before depreciation and amortization is being funded by the Partners as described below.

Liquidity and Capital Resources

During the nine months ended September 30, 1996, as compared to the same time period in 1995:

* Cash used in operating activities did not improve as could have been expected because of an approximately $717,000 increase in receivables from occupancy of units on which a portion of the entrance fee was not received at move-in, but will be received during the next 12 months.

*        Cash used by investing activities declined approximmately $170,000;
         there were approximately $130,000 more major purchases of property and equipment in 1996 than in 1995. Funds held in escrow, and whose uses is limited, increased by $267,000 compared to a $53,000 decrease in the previous period, as partner designated reserves are being established.

* Cash provided by financing activities decreased by almost $200,000 period to period because the units now being occupied were previously occupied as all first time sales have occurred but for one unit, and refundable deposits utilize more of the new loan cash from residents.

Residents, upon occupancy, make loans to the Partnership. The loans from residents totaled $26,721,309 at September 30, 1996, and were initially used to retire the Construction Loan.

Subsequent to September 30, 1993, loans from residents are being used to pay the accumulated obligations to LCS. LCS provided Construction Loan security and per agreement with the Partnership, provided funding to the Partnership to meet needs in excess of available Construction Loan and Bond proceeds, until substantial completion of the Project was attained in May 1991. The Partnership Agreement provided that in the event the Partners are unable to obtain any additional required financing for the Partnership from other sources, each of the Partners shall make available, when and as determined by the Partners, funds required by the Partnership.

The Partners were not required to make any advances during the nine months ended September 30, 1996. Attrition receipts was sufficient to cover the operating cash shortfall after debt service.

For 1995 and 1996, the Partners have agreed to contribute an amount equal to the projected excess resident related operating expenditures over resident related operating revenues.

The long-term success of the Project is dependent upon the marketing of the unoccupied units and of enough units to minimize the time a unit is vacant. Maintenance of adequate levels of occupancy and efficient and effective operation of the Project are critical to the long-term success of the Project.



Part II - OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits.

              Exhibits 27.1 and 27.2 - Financial Data Schedule

         B.   Reports on Form 8-K

              None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.


                           NORTH OAKS PARTNERSHIP


                           by:      NORTH OAKS PROPERTIES, INC.
                                    General Partner


Date: November 13, 1996             by:   /s/ Stan G. Thurston
                                       -----------------------------------------
                                    Stan G. Thurston, President and
                                    Chief Operating Officer


Date: November 13, 1996             by:   /s/ Arthur V. Neis
                                       -----------------------------------------
                                    Arthur V. Neis, Treasurer
                                    (Principal Financial and Accounting Officer)



                           by: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP General Partner


                                    by:     Rosedale Company, Inc.,
                                            its general partner



Date: November 13, 1996             by:   /s/ T. F. Mullan III
                                       -----------------------------------------
                                    Thomas F. Mullan III, President



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.


                           NORTH OAKS PARTNERSHIP


                           by:      NORTH OAKS PROPERTIES, INC.
                                    General Partner


Date: November 13, 1996             by:   /s/ Stan G. Thurston
                                       -----------------------------------------
                                    Stan G. Thurston, President and
                                    Chief Operating Officer


Date: November 13, 1996             by:   /s/ Arthur V. Neis
                                       -----------------------------------------
                                    Arthur V. Neis, Treasurer
                                    (Principal Financial and Accounting Officer)



                           by: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP General Partner


                                    by:     Rosedale Company, Inc.,
                                            its general partner



Date: November 13, 1996             by:   /s/ T. F. Mullan III
                                       -----------------------------------------
                                    Thomas F. Mullan III, President