Form 10-Q
period 1997-03-31
NORTH OAKS PARTNERSHIP; NORTH OAKS REAL ESTATE PARTNERSHIP
filed 1997-05-15
CIK 857613, 857614

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal period ended              March 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date N/A



                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP



                                      INDEX


Part I         FINANCIAL INFORMATION                                                               Page
------         ---------------------                                                               ----

Item 1         Financial Statements
               o    Combining Balance Sheets, March 31, 1997
                    and December 31, 1996                                                            3


               o    Combining Statements of Operations and Partners' Equity
                    (Deficit) Three Months Ended March 31, 1997 and 1996                             5


               o    Combining Statements of Cash Flows, Three
                    Months Ended March 31, 1997 and 1996                                             7


               o    Notes to Combining Financial Statements                                          9



Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                  11



PART II        OTHER INFORMATION
-------        -----------------

Item 1         Legal Proceedings                                                                    13
Item 6         Exhibits and Reports on Form 8-K                                                     13


SIGNATURES                                                                                          14




PART I - FINANCIAL INFORMATION                                           NORTH OAKS PARTNERSHIP AND
                                                                     NORTH OAKS REAL ESTATE PARTNERSHIP
Item I. Financial Statements                                              COMBINING BALANCE SHEETS
                                                                                 (UNAUDITED)

                                                                               MARCH 31, 1997

                                                                                  North Oaks
                                                                   North Oaks     Real Estate      Combined
                            Assets                                Partnership     Partnership    Partnerships
                                                                  ------------    ------------   ------------
Current assets:
       Cash and cash equivalents                                  $  2,579,150            --        2,579,150
       Accounts receivable:
          Trade                                                        375,118            --          375,118
          Affiliate                                                     10,695            --           10,695
       Admission fees receivable                                        78,251            --           78,251
       Assets whose use is limited - required
          for current liabilities                                      379,048            --          379,048
       Prepaid expenses                                                126,476            --          126,476
       Other assets                                                     23,206            --           23,206
                                                                  ------------    ------------   ------------
          Total current assets                                       3,571,945            --        3,571,945
                                                                  ------------    ------------   ------------

Assets whose use is limited - debt service
   funds, net of amounts req. for curr liabilities                   1,599,192            --        1,599,192
Funds held in escrow                                                   233,174            --          233,174
Property and equipment, net                                               --        31,792,983     31,792,983
Cost of acquiring initial continuing-care contracts, net             1,607,813            --        1,607,813
Deferred financing costs, net                                          745,049            --          745,049
                                                                  ------------    ------------   ------------
                                                                  $  7,757,173      31,792,983     39,550,156
                                                                  ============    ============   ============

                   Liabilities and Partners' Equity (Deficit)
Current liabilities:
       Accounts payable:
           Life Care Services Corporation - current portion       $    650,000            --          650,000
           Trade                                                       397,478            --          397,478
       Accrued expenses                                                176,551            --          176,551
       Refunds payable                                                 136,413            --          136,413
       Accrued interest - mortgage bonds                               224,048            --          224,048
       Current installment of mortgage bonds payable                   155,000            --          155,000
                                                                  ------------    ------------   ------------
           Total current liabilities                                 1,739,490            --        1,739,490

Payable to Life Care Services Corp. - excluding current portion      3,739,457            --        3,739,457
Refundable deposits                                                    452,790            --          452,791
Mortgage bonds payable                                              12,960,000            --       12,960,000
Mortgage loans from residents                                       26,064,627            --       26,064,627
                                                                  ------------    ------------   ------------
           Total liabilities                                        44,956,364            --       44,956,364
                                                                  ------------    ------------   ------------

Partners' equity (deficit)                                         (37,199,190)     31,792,983     (5,406,208)

Commitments and Contingencies
                                                                  ------------    ------------   ------------
                                                                  $  7,757,173      31,792,983     39,550,156
                                                                  ============    ============   ============



                                                                         NORTH OAKS PARTNERSHIP AND
                                                                      NORTH OAKS REAL ESTATE PARTNERSHIP
                                                                          COMBINING BALANCE SHEETS

                                                                              DECEMBER 31, 1996

                                                                                  North Oaks
                                                                   North Oaks     Real Estate     Combined
                                   Assets                         Partnership     Partnership    Partnerships
                                                                  ------------    ------------   ------------
Current assets:
       Cash and cash equivalents                                  $  2,721,397            --        2,721,397
       Accounts receivable:
          Trade                                                        443,575            --          443,575
          Affiliate                                                      2,153            --            2,153
       Admission fees receivable                                             0            --                0
       Assets whose use is limited - required
          for current liabilities                                      708,110            --          708,110
       Prepaid expenses                                                176,664            --          176,664
       Other assets                                                     23,029            --           23,029
                                                                  ------------    ------------   ------------
          Total current assets                                       4,074,928            --        4,074,928
                                                                  ------------    ------------   ------------

Assets whose use is limited - debt service
   funds, net of amounts req. for curr liabilities                   1,579,805            --        1,579,805
Funds held in escrow                                                    60,380            --           60,380
Property and equipment, net                                               --        31,950,275     31,950,275
Cost of acquiring initial continuing-care contracts, net             1,659,678            --        1,659,678
Deferred financing costs, net                                          757,721            --          757,721
                                                                  ------------    ------------   ------------
                                                                  $  8,132,512      31,950,275     40,082,787
                                                                  ============    ============   ============

                   Liabilities and Partners' Equity (Deficit)
Current liabilities:
       Accounts payable:
           Life Care Services Corporation - current portion       $    650,000            --          650,000
           Trade                                                       238,895            --          238,895
       Accrued expenses                                                207,436            --          207,436
       Refunds payable                                                  80,380            --           80,380
       Accrued interest - mortgage bonds                               563,109            --          563,109
       Current installment of mortgage bonds payable                   145,000            --          145,000
                                                                  ------------    ------------   ------------
           Total current liabilities                                 1,884,820            --        1,884,820

Payable to Life Care Services Corp. - excluding current portion      3,687,029            --        3,687,029
Refundable deposits                                                    438,882            --          438,882
Mortgage bonds payable                                              13,040,000            --       13,040,000
Mortgage loans from residents                                       26,143,574            --       26,143,574
                                                                  ------------    ------------   ------------
           Total liabilities                                        45,194,305            --       45,194,305

Partners' equity (deficit)                                         (37,061,793)     31,950,275     (5,111,518)

Commitments and Contingencies
                                                                  ------------    ------------   ------------
                                                                  $  8,132,512      31,950,275     40,082,787
                                                                  ============    ============   ============




                                                              NORTH OAKS PARTNERSHIP AND
                                                           NORTH OAKS REAL ESTATE PARTNERSHIP
                                                         COMBINING STATEMENTS OF OPERATIONS AND
                                                               PARTNERS' EQUITY (DEFICIT)
                                                                     (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31, 1997

                                                                    North Oaks
                                                    North Oaks      Real Estate       Combined
                                                    Partnership     Partnership     Partnerships
                                                    ------------    ------------    ------------
Revenues
   Apartment service fees                           $  1,210,253            --         1,210,253
   Health center fees                                    371,899            --           371,899
   Nonrefundable entrance fees                            69,527            --            69,527
   Supervision fees                                       34,982            --            34,982
   Other                                                  22,333            --            22,333
                                                    ------------    ------------    ------------
     Total revenues                                    1,708,994            --         1,708,994
                                                    ------------    ------------    ------------

Expenses
   Selling, general, and administrative                  419,446            --           419,446
   Plant operations                                      142,960            --           142,960
   Environmental services                                 80,625            --            80,625
   Dietary                                               361,661            --           361,661
   Medical and resident care                             377,577            --           377,577
   Depreciation and amortization                          64,537         228,548         293,085
                                                    ------------    ------------    ------------
     Total expenses                                    1,446,806         228,548       1,675,354
                                                    ------------    ------------    ------------

      Income (loss) from operations                      262,188        (228,548)         33,640
                                                    ------------    ------------    ------------

Other income (expense)
   Interest income                                        34,334            --            34,334
   Interest expense                                     (362,663)           --          (362,663)
   Other income                                             --              --              --
                                                    ------------    ------------    ------------
                                                        (328,329)           --          (328,329)
                                                    ------------    ------------    ------------

   Net loss                                              (66,142)       (228,548)       (294,689)

Partners' equity (deficit) at beginning of period    (37,061,793)     31,950,275      (5,111,518)

Distribution to partners of property                     (71,256)           --           (71,256)
Contribution by partners of property                        --            71,256          71,256
Cash contributions from partners                            --              --              --
                                                    ------------    ------------    ------------

Partners' equity (deficit) at end of period         $(37,199,190)     31,792,983      (5,406,207)
                                                    ============    ============    ============



                                                            NORTH OAKS PARTNERSHIP AND
                                                        NORTH OAKS REAL ESTATE PARTNERSHIP
                                                        COMBINING STATEMENTS OF OPERATIONS

                                                                   (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31, 1996

                                                                    North Oaks
                                                    North Oaks      Real Estate      Combined
                                                    Partnership     Partnership     Partnerships
                                                    ------------    ------------    ------------
Revenues
   Apartment service fees                           $  1,132,924            --         1,132,924
   Health center fees                                    356,062            --           356,062
   Nonrefundable entrance fees                           104,012            --           104,012
   Supervision fees                                       36,019            --            36,019
   Other                                                  15,661            --            15,661
                                                    ------------    ------------    ------------
     Total revenues                                    1,644,678            --         1,644,678
                                                    ------------    ------------    ------------

Expenses
   Selling, general, and administrative                  296,517            --           296,517
   Plant operations                                      199,940            --           199,940
   Environmental services                                 78,275            --            78,275
   Dietary                                               320,967            --           320,967
   Medical and resident care                             374,858            --           374,858
   Depreciation and amortization                          64,537         226,900         291,437
                                                    ------------    ------------    ------------
     Total expenses                                    1,335,094         226,900       1,561,994
                                                    ------------    ------------    ------------

      Income (loss) from operations                      309,584        (226,900)         82,684
                                                    ------------    ------------    ------------

Other income (expense)
   Interest  income                                        6,836            --             6,836
   Interest  expense                                    (374,566)           --          (374,566)
   Other income                                                0            --                 0
                                                    ------------    ------------    ------------
                                                        (367,730)           --          (367,730)
                                                    ------------    ------------    ------------

   Net loss                                              (58,146)       (226,900)       (285,046)

Partners' equity (deficit) at beginning of period    (36,542,435)     32,637,223      (3,905,212)

Distribution to partners of property                     (99,287)           --           (99,287)
Contribution by partners of property                      99,287          99,287
Cash contributions from partners                            --              --              --
                                                    ------------    ------------    ------------
Partners' equity (deficit) at end of period         $(36,699,868)     32,509,610      (4,190,258)
                                                    ============    ============    ============



                                                                  NORTH OAKS PARTNERSHIP AND
                                                               NORTH OAKS REAL ESTATE PARTNERSHIP
                                                               COMBINING STATEMENTS OF CASH FLOW
                                                                           (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31, 1997

                                                                           North Oaks
                                                            North Oaks     Real Estate     Combined
                                                            Partnership    Partnership    Partnerships
                                                            -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                                 $   (66,142)      (228,548)      (294,689)
   Depreciation and amortization                                 64,537        228,548        293,085
   Amortization of Entrance Fees                                (11,727)          --          (11,727)
   Increase in accounts receivable                              (18,336)          --          (18,336)
   Decrease in prepaid expenses and
    other assets                                                 50,010           --           50,010
   Increase in accounts payable
    and accrued expenses                                        127,698           --          127,698
   Decrease in accrued interest -
    mortgage bonds                                             (339,061)          --         (339,061)
                                                            -----------    -----------    -----------
     Net cash used in operating activities                     (193,020)          --         (193,020)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Payments for property and equipment                          (71,256)          --          (71,256)
   Increase in funds held in escrow                            (172,794)          --         (172,794)
   Decrease in cash invested in assets
    whose use is limited                                        309,675           --          309,675
                                                            -----------    -----------    -----------
     Net cash provided by investing activities                   65,625           --           65,625
                                                            -----------    -----------    -----------

Cash flows from financing activities:
   Bond principal payments                                      (70,000)          --          (70,000)
   Increase in advances from Life Care Services
     Corporation, net                                            52,428           --           52,428
   Decrease in loans from residents, net                        (67,220)          --          (67,220)
   Increase in refundable deposits, net                          69,941           --           69,941
                                                            -----------    -----------    -----------
      Net cash provided (used) by financing activities          (14,851)          --          (14,851)
                                                            -----------    -----------    -----------

        Net decrease in cash                                   (142,247)          --         (142,247)

Cash at beginning of period                                   2,721,397           --        2,721,397
                                                            -----------    -----------    -----------

Cash at end of period                                       $ 2,579,150           --        2,579,150
                                                            ===========    ===========    ===========

Supplemental disclosures of noncash financing activities:
   Distributions to partners of property                    $    71,256           --           71,256
                                                            ===========    ===========    ===========

   Contributions from partners of property                  $      --           71,256         71,256
                                                            ===========    ===========    ===========



                                                                  NORTH OAKS PARTNERSHIP AND
                                                              NORTH OAKS REAL ESTATE PARTNERSHIP
                                                              COMBINING STATEMENTS OF CASH FLOW
                                                                         (UNAUDITED)


                                                              THREE MONTHS ENDED MARCH 31, 1996

                                                                           North Oaks
                                                            North Oaks     Real Estate     Combined
                                                            Partnership    Partnership    Partnerships
                                                            -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                                 $   (58,146)      (226,900)      (285,046)
   Depreciation and amortization                                 64,537        226,900        291,437
   Amortization of entrance fees                                 (3,312)          --           (3,312)
   Increase in accounts receivable                              (14,155)          --          (14,155)
   Decrease in prepaid expenses and other assets                 54,578           --           54,578
   Increase in accounts payable and accrued expenses             36,143           --           36,143
   Decrease in accrued interest - mortgage bonds               (341,325)          --         (341,325)
                                                            -----------    -----------    -----------
     Net cash used in operating activities                     (261,680)          --         (261,680)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Payments for property and equipment                          (99,287)          --          (99,287)
   Increase in funds held in escrow                             (32,200)          --          (32,200)
   Decrease in cash invested in assets
   whose use is limited                                         364,519           --          364,519
                                                            -----------    -----------    -----------
     Net cash provided by investing activities                  233,032           --          233,032
                                                            -----------    -----------    -----------

Cash flows from financing activities:
  Bond principal payments                                       (65,000)          --          (65,000)
  Increase in advances from Life Care Services
     Corporation, net                                            19,924           --           19,924
  Increase in loans from residents, net                         314,470           --          314,470
  Payments of refundable deposits, net                         (180,980)          --         (180,980)
                                                            -----------    -----------    -----------
      Net cash provided by financing activities                  88,414           --           88,414
                                                            -----------    -----------    -----------

        Net increase in cash                                     59,766           --           59,766

Cash at beginning of period                                   2,528,103           --        2,528,103
                                                            -----------    -----------    -----------

Cash at end of period                                       $ 2,587,869           --        2,587,869
                                                            ===========    ===========    ===========

Supplemental disclosures of noncash financing activities:
   Distributions to partners of property                    $    99,287           --           99,287
                                                            ===========    ===========    ===========

   Contributions from partners of property                  $      --           99,287         99,287
                                                            ===========    ===========    ===========




                                              NORTH OAKS PARTNERSHIP
                                                        AND
                                        NORTH OAKS REAL ESTATE PARTNERSHIP

                                      NOTES TO COMBINING FINANCIAL STATEMENTS
                                                  March 31, 1997


A.             Basis for Presentation

               The accompanying unaudited financial statements of North Oaks Partnership (Partnership) and North Oaks Real Estate Partnership (NOREP), in the opinion of management, reflect all adjustments (none of which were other than normal recurring items), eliminations, and reclassifications considered necessary for a fair statement and presentation of the results of the interim periods presented. For purposes of preparing the combined financial statements, all material transactions between the partnerships have been eliminated but not displayed, including the elimination of the NOREP obligation to the Partnership. The partnership and NOREP's are sometimes herein after referred to as "Partnerships".

               The Partnership and NOREP were formed to develop, own and operate North Oaks Retirement Community (the Project).

               Because of the reorganization described in Note B below, transfers to ownership interests in land, property and equipment are made from Partnership to NOREP as costs are incurred. The transfers are recorded at cost.

               The partners of the Partnership and NOREP are North Oaks Properties, Inc. (NOPI), (62.5%) and The Mullan-North Oaks Limited Partnership (MNOLP), (37.5%).

               NOREP was organized by the Partnership solely for the purpose of owning the property and buildings and other improvements thereon that constitute the Project, in order to minimize certain mortgage recordation taxes. The publicity traded debt is a direct obligation of the Partnership, and is guaranteed by NOREP. The guaranty, however, is not intended to provide additional security for payment of the principal and interest than if the Partnership directly held the property and related improvements itself. The Partners of NOREP own no other assets than their interest in the Partnership. NOREP and the Partnership have executed an Operating and Use Agreement which obligated the Partnership to develop, operate and manage the Project at its expense and which grants the Partnership use of the property until dissolution, liquidation, and do not have independent operating activities. Therefore, management believes that, because of the guarantee and the Operating and Use Agreement, the combining of financial statements of the Partnership and NOREP are the most informative, and best portrays the relationship between the two entities.

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

D.             Transactions with Partners

               The nonrefundable admission fees to be paid under the Residency Agreements for compensation of the owners' and developer's risk in connection with the Project have been assigned to the Partners by the Partnership. The Partners have agreed to make capital contributions to the Partnership equal to the admission fees assigned to them. Admission fees of $69,527 and $104,012 have been assigned to the Partners during the three months ended March 31, 1997, and March 31, 1996, respectively, and contributed to the Partnership. In addition, purchases of property and equipment of $71,256 and $99,287 have been distributed by the Partnership to the partners and contributed by the partners to NOREP for the three months ended March 31, 1997 and March 31, 1996 respectively.

E.             Transactions with Affiliates

               Life Care Services Corporation (LCS), affiliate of NOPI, receives a management fee of 5% of the total revenues of operation of the Project from the partnership. Such fee is paid by the residents as part of their monthly service fee. For the three months ended March 31, 1997 and 1996, the management fee was $70,486 and $68,702 respectively.

F.             Commitments and Contingencies

               The realization of the costs of the Project is contingent upon sustained adequate occupancy of the Project and its operation in a cost effective manner.


                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overall Financial Condition

The Project contains a total of 182 residential apartment units. The health care center contains 9 semi-private rooms, 13 private rooms, and 15 domiciliary care units. As of March 31, 1997, 171 apartment units, 14 domiciliary care units, and 32 comprehensive care beds, were occupied. During the three months ended March 31, 1997, apartment occupancy increased two units, from 169 units to 171 units.

During the three months ended March 31, 1997, 6 apartments became available due to death, permanent assignment to the health center, or move-outs. In 1996, during the three months ended March 31, 11 apartments became available. Also during the first three months of 1997, 10 sales occurred, compared to 7 sales in the same time period in 1996.

Sales efforts resulted in occupancy being maintained at 94% during the three months ended March 31, 1997. At March 31, 1996, 90% of the units were occupied.

Effective January 1, 1997, the monthly service fees for apartments increased approximately 3.9%, and for the health center, approximately 4.1%. Effective July 1, 1997, the Entrance Fees will increase approximately 2%.

Results Of Operations

On January 1, 1997, a 3.9% increase was implemented for the apartment service fees. During the first three months of 1997, average occupancy was 94%, compared average occupancy of 91% in the same time period in 1996. These two factors, less the increase in non-refundable fees, are the reasons why total revenues increased in the three months ended March 31, 1997, compared to the same time period in 1996.

Operating expenses increased, even though the number of full time equivalent employees remained the same. Selling, general and administrative expenses increased approximately $123,000, primarily because of in increase in marketing and professional fees. Plant operating costs decreased, primarily because utility costs declined due to changes in carriers. The additional revenue was not sufficient to cover the additional expense, resulting in income from operations of $33,640 in the first three months of 1997, compared to an operating income of $82,684 in the same time period in 1996.

Liquidity and Capital Resources

During the three months ended March 31, 1997, as compared to the same time period in 1996:

o Cash used in operating activities decreased primarily because the increase in payables of approximately $128,000 (compared to an increase in payables of approximately $36,000 in the similar period of 1995).

o Cash provided by investing activities decreased because net increases in escrows balances and funds whose use is limited were larger in 1997 than 1996 because of stable and higher sales activity and occupancy than in 1996.

o Cash used by financing activities was greater in 1997 than in 1996 because of fewer net move-ins in 1997 compared to 1996.

Residents, upon occupancy, make loans to the Partnership. The loans from residents totaled $26,064,627 at March 31, 1997, and were initially used to retire the Construction Loan.

Subsequent to June 30, 1993, loans from residents are being used to pay the accumulated obligations to LCS. LCS provided Construction Loan security and per agreement with the Partnership, provided funding to the Partnership to meet needs in excess of available Construction Loan and Bond proceeds, until substantial completion of the Project was attained in May 1991. The Partnership Agreement provided that in the event the Partners are unable to obtain any additional required financing for the Partnership from other sources, each of the Partners shall make available, when and as determined by the Partners, funds required by the Partnership.

The Partners were not required to make any advances during the three months ended March 31, 1997. Attrition receipts were sufficient to cover the operating cash shortfall after debt service.

For 1997 and 1996, the Partners have agreed to contribute an amount equal to the projected excess resident related operating expenditures over resident related operating revenues.

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

         A.   Exhibits

              None

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


Date: May 14, 1997               by:       /s/ Stan G. Thurston
                                          ---------------------
                                 Stan G. Thurston, President and
                                 Chief Operating Officer


Date: May 14, 1997               by:       /s/ Arthur V. Neis
                                          -------------------
                                 Arthur V. Neis, Treasurer
                                 (Principal Financial and Accounting Officer)



                        by: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP General Partner


                                 by:      Rosedale Company, Inc.,
                                          its general partner



Date: May 14, 1997               by:       /s/ T. F. Mullan III
                                          ---------------------
                                 Thomas F. Mullan III, President



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.


                                   NORTH OAKS REAL ESTATE PARTNERSHIP


                           by:     NORTH OAKS PROPERTIES, INC.
                                   General Partner


Date: May 14, 1997         by:     /s/ Stan G. Thurston
                                   ---------------------
                                   Stan G. Thurston, President and
                                   Chief Operating Officer


Date: May 14, 1997         by:     /s/ Arthur V. Neis
                                   -------------------
                                   Arthur V. Neis, Treasurer
                                   (Principal Financial and Accounting Officer)



                           by: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP General Partner


                           by:      Rosedale Company, Inc.,
                                    its general partner



Date: May 14, 1997         by:       /s/ T. F. Mullan III
                                     ---------------------
                                     Thomas F. Mullan III, President