Form 10-Q
period 1997-06-30
NORTH OAKS PARTNERSHIP; NORTH OAKS REAL ESTATE PARTNERSHIP
filed 1997-08-14
CIK 857613, 857614

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal period ended           June 30, 1997

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________
                        Commission File Number: 33-32197

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __N/A__

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

                                      INDEX

Part I         FINANCIAL INFORMATION                                            Page
------         ---------------------                                            ----
Item 1         Financial Statements

               *    Combining Balance Sheets, June 30, 1997
                    and December 31, 1996                                          3


               *    Combining Statements of Operations and Partners' Equity
                    (Deficit) Six Months Ended June 30, 1997 and 1996              5


               *    Combining Statements of Cash Flows, Six
                    Months Ended June 30, 1997 and 1996                            7


               *    Notes to Combining Financial Statements                        9

Item 2         Management's Discussion and Analysis of Financial

               Condition and Results of Operations                                11

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                                  13
Item 6         Exhibits and Reports on Form 8-K                                   13


SIGNATURES                                                                        14



PART I - FINANCIAL INFORMATION                                                                 NORTH OAKS PARTNERSHIP AND
                                                                                            NORTH OAKS REAL ESTATE PARTNERSHIP
Item I. Financial Statements                                                                     COMBINING BALANCE SHEETS
                                                                                                      (UNAUDITED)
                                                                                                     June 30, 1997

                                                                                                       North Oaks
                                                                                   North Oaks          Real Estate        Combined
                              Assets                                               Partnership         Partnership      Partnerships
                                                                                   ------------        ----------       -----------
Current assets:
       Cash and cash equivalents                                                   $  2,393,063              --           2,393,063
       Accounts receivable:
          Trade                                                                         418,496              --             418,496
          Affiliate                                                                      17,120              --              17,120
       Assets whose use is limited - required
          for current liabilities                                                       603,096              --             603,096
       Prepaid expenses                                                                  58,134              --              58,134
       Other assets                                                                      23,386              --              23,386
                                                                                   ------------        ----------       -----------
          Total current assets                                                        3,513,296              --           3,513,296
                                                                                   ------------        ----------       -----------

Assets whose use is limited - debt service
   funds, net of amounts req. for curr liabilities                                    1,681,107              --           1,681,107
Funds held in escrow                                                                  1,235,231              --           1,235,231
Property and equipment, net                                                                --          31,637,789        31,637,789
Cost of acquiring initial continuing-care contracts, net                              1,555,948              --           1,555,948
Deferred financing costs, net                                                           732,377              --             732,377
                                                                                   ------------        ----------       -----------
                                                                                   $  8,717,960        31,637,789        40,355,748
                                                                                   ============        ==========       ===========

                   Liabilities and Partners' Equity (Deficit)

Current liabilities:
       Accounts payable:
           Life Care Services Corporation - current portion                        $    650,000              --             650,000
           Trade                                                                        184,454              --             184,454
       Accrued expenses                                                                 202,140              --             202,140
       Refunds payable                                                                  151,780              --             151,780
       Accrued interest - mortgage bonds                                                560,120              --             560,120
       Current installment of mortgage bonds payable                                    155,000              --             155,000
                                                                                   ------------        ----------       -----------
           Total current liabilities                                                  1,903,494              --           1,903,494

Payable to Life Care Services Corp. - excluding current portion                       3,794,936              --           3,794,936
Refundable deposits                                                                     459,581              --             459,581
Mortgage bonds payable                                                               12,960,000              --          12,960,000
Mortgage loans from residents                                                        26,824,420              --          26,824,420
                                                                                   ------------        ----------       -----------
           Total liabilities                                                         45,942,432              --          45,942,432
                                                                                   ------------        ----------       -----------

Partners' equity (deficit)                                                          (37,224,472)       31,637,789        (5,586,684)

Commitments and Contingencies

                                                                                   ------------        ----------       -----------
                                                                                   $  8,717,960        31,637,789        40,355,748
                                                                                   ============        ==========       ===========


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
                                                                                  ============       ============      ============


                                                                                         NORTH OAKS PARTNERSHIP AND
                                                                                     NORTH OAKS REAL ESTATE PARTNERSHIP
                                                                                   COMBINING STATEMENTS OF OPERATIONS AND
                                                                                           PARTNERS' EQUITY (DEFICIT)
                                                                                                 (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30 , 1997

                                                                                                  North Oaks
                                                                           North Oaks            Real Estate             Combined
                                                                           Partnership           Partnership           Partnerships
                                                                           ------------          ------------          ------------
Revenues
   Apartment service fees                                                  $  2,418,295                  --               2,418,295
   Health center fees                                                           779,734                  --                 779,734
   Nonrefundable entrance fees                                                  199,254                  --                 199,254
   Supervision fees                                                              70,826                  --                  70,826
   Other                                                                         44,680                  --                  44,680
                                                                           ------------          ------------          ------------
     Total revenues                                                           3,512,789                  --               3,512,789
                                                                           ------------          ------------          ------------

Expenses
   Selling, general, and administrative                                         747,367                  --                 747,367
   Plant operations                                                             357,180                  --                 357,180
   Environmental services                                                       188,701                  --                 188,701
   Dietary                                                                      714,103                  --                 714,103
   Medical and resident care                                                    747,762                  --                 747,762
   Depreciation and amortization                                                129,074               457,096               586,170
                                                                           ------------          ------------          ------------
     Total expenses                                                           2,884,188               457,096             3,341,284
                                                                           ------------          ------------          ------------

      Income (loss) from operations                                             628,601              (457,096)              171,506
                                                                           ------------          ------------          ------------

Other income (expense)
   Interest income                                                               74,923                  --                  74,923
   Interest expense                                                            (721,595)                 --                (721,595)

                                                                           ------------          ------------          ------------
                                                                               (646,672)                 --                (646,672)
                                                                           ------------          ------------          ------------

   Net loss                                                                     (18,071)             (457,096)             (475,166)

Partners' equity (deficit) at beginning of period                           (37,061,793)           31,950,275            (5,111,518)

Distribution to partners of property                                           (144,610)                 --                (144,610)
Contribution by partners of property                                               --                 144,610               144,610
Cash contributions from partners                                                   --                    --                    --
                                                                           ------------          ------------          ------------

Partners' equity (deficit) at end of period                                $(37,224,473)           31,637,789            (5,586,684)
                                                                           ============          ============          ============


                                                                                           NORTH OAKS PARTNERSHIP AND
                                                                                       NORTH OAKS REAL ESTATE PARTNERSHIP
                                                                                     COMBINING STATEMENTS OF OPERATIONS AND
                                                                                           PARTNERS' EQUITY (DEFICIT)
                                                                                                 (UNAUDITED)

                                                                                      SIX  MONTHS ENDED JUNE 30, 1996

                                                                                                 North Oaks
                                                                           North Oaks            Real Estate             Combined
                                                                           Partnership           Partnership           Partnerships
                                                                           ------------          ------------          ------------
Revenues
   Apartment service fees                                                  $  2,275,768                  --               2,275,768
   Health center fees                                                           688,368                  --                 688,368
   Nonrefundable entrance fees                                                  214,723                  --                 214,723
   Supervision fees                                                              71,765                  --                  71,765
   Other                                                                         32,201                  --                  32,201
                                                                           ------------          ------------          ------------
     Total revenues                                                           3,282,825                  --               3,282,825
                                                                           ------------          ------------          ------------

Expenses
   Selling, general, and administrative                                         633,046                  --                 633,046
   Plant operations                                                             375,176                  --                 375,176
   Environmental services                                                       155,939                  --                 155,939
   Dietary                                                                      674,483                  --                 674,483
   Medical and resident care                                                    740,903                  --                 740,903
   Depreciation and amortization                                                129,074               453,801               582,875
                                                                           ------------          ------------          ------------
     Total expenses                                                           2,708,621               453,801             3,162,422
                                                                           ------------          ------------          ------------

      Income (loss) from operations                                             574,204              (453,801)              120,403
                                                                           ------------          ------------          ------------

Other income (expense)
   Interest  income                                                              24,434                  --                  24,434
   Interest  expense                                                           (735,872)                 --                (735,872)
   Other income                                                                       0                  --                       0
                                                                           ------------          ------------          ------------
                                                                               (711,438)                 --                (711,438)
                                                                           ------------          ------------          ------------

   Net loss                                                                    (137,234)             (453,801)             (591,035)

Partners' equity (deficit) at beginning of period                           (36,542,435)           32,637,223            (3,905,212)

Distribution to partners of property                                           (151,895)                 --                (151,895)
Contribution by partners of property                                            151,895               151,895
Cash contributions from partners                                                   --                    --                    --
                                                                           ------------          ------------          ------------

Partners' equity (deficit) at end of period                                $(36,831,564)           32,335,317            (4,496,247)
                                                                           ============            ==========            ==========

                                                                                           NORTH OAKS PARTNERSHIP AND
                                                                                       NORTH OAKS REAL ESTATE PARTNERSHIP
                                                                                       COMBINING STATEMENTS OF CASH FLOW
                                                                                                  (UNAUDITED)

                                                                                             SIX MONTHS ENDED JUNE 30, 1997

                                                                                                   North Oaks
                                                                              North Oaks           Real Estate           Combined
                                                                              Partnership          Partnership          Partnerships
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
   Net loss                                                                   $   (18,071)            (457,096)            (475,166)
   Depreciation and amortization                                                  129,074              457,096              586,170
   Amortization of Entrance Fees                                                  (23,454)                --                (23,454)
   Decrease in accounts receivable                                                 10,112                 --                 10,112
   Decrease in prepaid expenses and other assets                                  118,173                 --                118,173
   Decrease in accounts payable and accrued expenses                              (59,737)                --                (59,737)
   Decrease in accrued interest - mortgage bonds                                   (2,989)                --                 (2,989)
                                                                              -----------          -----------          -----------
     Net cash provided by operating activities                                    153,108                 --                153,108
                                                                              -----------          -----------          -----------

Cash flows from investing activities:
   Payments for property and equipment                                           (144,610)                --               (144,610)
   Increase in funds held in escrow                                            (1,174,851)                --             (1,174,851)
   Decrease in cash invested in assets
    whose use is limited                                                            3,712                 --                  3,712
                                                                              -----------          -----------          -----------
     Net cash used in investing activities                                     (1,315,749)                --             (1,315,749)
                                                                              -----------          -----------          -----------

Cash flows from financing activities:
   Bond principal payments                                                        (70,000)                --                (70,000)
   Increase in advances from Life Care Services
     Corporation, net                                                             107,907                 --                107,907
   Increase in loans from residents, net                                          704,300                 --                704,300
   Increase in refundable deposits, net                                            92,099                 --                 92,099
                                                                              -----------          -----------          -----------
      Net cash provided by financing activities                                   834,307                 --                834,307
                                                                              -----------          -----------          -----------

        Net decrease in cash                                                     (328,334)                --               (328,334)

Cash at beginning of period                                                     2,721,397                 --              2,721,397
                                                                              -----------          -----------          -----------

Cash at end of period                                                         $ 2,393,063                 --              2,393,063
                                                                              ===========          ===========          ===========

Supplemental disclosures of noncash financing
   activities:
   Distributions to partners of property                                      $   144,610                 --                144,610
                                                                              ===========          ===========          ===========

   Contributions from partners of property                                    $      --                144,610              144,610
                                                                              ===========          ===========          ===========

                                                                                          NORTH OAKS PARTNERSHIP AND
                                                                                       NORTH OAKS REAL ESTATE PARTNERSHIP
                                                                                      COMBINING STATEMENTS OF CASH FLOW
                                                                                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED JUNE 30, 1996

                                                                                                   North Oaks
                                                                              North Oaks           Real Estate            Combined
                                                                              Partnership          Partnership          Partnerships
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
   Net loss                                                                   $  (137,235)            (453,801)            (591,036)
   Depreciation and amortization                                                  129,074              453,801              582,875
   Amortization of entrance fees                                                   (6,623)                --                 (6,623)
   Increase in accounts receivable                                                (25,341)                --                (25,341)
   Decrease in prepaid expenses and other assets                                  145,825                 --                145,825
   Increase in accounts payable and accrued expenses                               62,989                 --                 62,989
   Decrease in accrued interest - mortgage bonds                                        0                 --                      0
                                                                              -----------          -----------          -----------
     Net cash provided by operating activities                                    168,689                 --                168,689
                                                                              -----------          -----------          -----------

Cash flows from investing activities:
   Payments for property and equipment                                           (151,895)                --               (151,895)
   Decrease in funds held in escrow                                                62,500                 --                 62,500
   Increase in cash invested in assets
   whose use is limited                                                           (38,759)                --                (38,759)
                                                                              -----------          -----------          -----------
     Net cash used in investing activities                                       (128,154)                --               (128,154)
                                                                              -----------          -----------          -----------

Cash flows from financing activities:
  Bond principal payments                                                         (65,000)                --                (65,000)
  Increase in advances from Life Care Services
     Corporation, net                                                              72,991                 --                 72,991
  Increase in loans from residents, net                                           566,767                 --                566,767
  Payments of refundable deposits, net                                           (797,676)                --               (797,676)
                                                                              -----------          -----------          -----------
      Net cash used in financing activities                                      (222,918)                --               (222,918)
                                                                              -----------          -----------          -----------

        Net decrease in cash                                                     (182,383)                --               (182,383)

Cash at beginning of period                                                     2,528,103                 --              2,528,103
                                                                              -----------          -----------          -----------

Cash at end of period                                                         $ 2,345,720                 --              2,345,720
                                                                              ===========          ===========          ===========

Supplemental disclosures of noncash financing
   activities:
   Distributions to partners of property                                      $   151,895                 --                151,895
                                                                              ===========          ===========          ===========

   Contributions from partners of property                                    $      --                151,895              151,895
                                                                              ===========          ===========          ===========


                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

                     NOTES TO COMBINING FINANCIAL STATEMENTS
                                  June 30, 1997

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

D.             Transactions with Partners

               The nonrefundable admission fees to be paid under the Residency Agreements for compensation of the owners' and developer's risk in connection with the Project have been assigned to the Partners by the Partnership. The Partners have agreed to make capital contributions to the Partnership equal to the admission fees assigned to them. Admission fees of $199,254 and $214,743 have been assigned to the Partners during the six months ended June 30, 1997, and June 30, 1996, respectively, and contributed to the Partnership. In addition, purchases of property and equipment of $144,610 and $151,895 have been distributed by the Partnership to the partners and contributed by the partners to NOREP for the six months ended June 30, 1997 and June 30, 1996 respectively.

E.             Transactions with Affiliates

               Life Care Services Corporation (LCS), affiliate of NOPI, receives a management fee of 5% of the total revenues of operation of the Project from the partnership. Such fee is paid by the residents as part of their monthly service fee. For the six months ended June 30, 1997 and 1996, the management fee was $140,796 and $136,959 respectively.

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

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overall Financial Condition

The Project contains a total of 182 residential apartment units. The health care center contains 37 comprehensive care beds and 12 domiciliary care units. As of June 30, 1997, 174 apartment units, 33 comprehensive care beds, and 12 domiciliary care units were occupied. During the six months ended June 30, 1997, apartment occupancy increased five units, from 169 units to 174 units.

During the six months ended June 30, 1997, 13 apartments became available due to death, permanent assignment to the health center, or move-outs. In 1996, during the six months ended June 30, 18 apartments became available. Also during the first six months of 1997, 20 sales occurred, compared to 15 sales in the same time period in 1996.

Sales efforts resulted in occupancy being maintained at 94% during the six months ended June 30, 1997. At June 30, 1996, 91% of the units were occupied.

Effective January 1, 1997, the monthly service fees for apartments increased approximately 3.9%, and for the health center, approximately 4.1%. Effective July 1, 1997, the Entrance Fees increased approximately 2%; this increase is the first such increase in several years and reflects market demand.

Results Of Operations

On January 1, 1997, a 3.9% increase was implemented for the apartment service fees. During the first six months of 1997, average occupancy was 94%, compared average occupancy of 92% in the same time period in 1996. These two factors are the reasons why apartment service fee revenues increased in the six months ended June 30, 1997, compared to the same time period in 1996. Health Center revenues increased due to the increase in monthly fees of 4.1% and substantial increased occupancy by patients reimbursed by the Medicare program.

Operating expenses increased in 1997 compared to the same period in 1996. The total number of full time equivalent employees increased slightly. Selling, general and administrative expenses increased approximately $123,000, primarily because of in increase in marketing and professional fees. Plant operating costs decreased, primarily because utility costs declined due to changes in carriers. Dietary costs increased as staffing was higher in 1997 than 1996, and food costs increased.

Overall, the net income from operations improved to $171,506 in 1997 compared to $120,403 in 1996. This improvement, together with an increase in interest income and decrease in interest expense (because $150,000 less of mortgage bonds are outstanding currently than one year ago), resulted in a loss for the six months of $475,166 compared to a loss of $591,035 at June 30, 1996.

Liquidity and Capital Resources

During the six months ended June 30, 1997, as compared to the same time period in 1996:

* Net cash provided by operating activities declined approximately $15,600, even though the net loss after adjustment for depreciation and amortization provided $119,000 more cash than in previous years. The reason was principally a smaller decrease in prepaids in the six months ended June 30, 1997, compared to the six months ended June 30, 1996, and a decrease in accounts payable and accrued expenses in the current reporting period of approximately $60,000, compared to an increase in the previous comparable period of approximately $63,000 (a net change of approximately $123,000 use of cash).

* Net cash used by investment activities increased approximately $1,188,000 as cash balances due to closings held in escrow increased.

* Net cash provided by financing activities improved by approximately $1,057,000, because of increase in loans from residents due to increased occupancy and a slight increase in refundable deposits, as less deposits were paid to residents moving out than in the six months ended June 30, 1996.

Residents, upon occupancy, make loans to the Partnership. The loans from residents totaled $26,824,420 at June 30, 1997, and were initially used to retire the Construction Loan.

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

The Partners were not required to make any advances during the six months ended June 30, 1997. Attrition receipts were sufficient to cover the operating cash shortfall after debt service.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

              27.1 Financial Data Schedule
              27.2 Financial Data Schedule

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

Date: August 13, 1997               by:       /s/ Stan G. Thurston
                                             ---------------------
                                    Stan G. Thurston, President and
                                    Chief Operating Officer

Date: August 13, 1997               by:       /s/ Arthur V. Neis
                                             -------------------
                                    Arthur V. Neis, Treasurer
                                    (Principal Financial and Accounting Officer)

                               by: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP General Partner

                                    by:      Rosedale Company, Inc.,
                                             its general partner

Date: August 13, 1997               by:       /s/ T. F. Mullan III
                                             ---------------------
                                    Thomas F. Mullan III, President

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

Date: August 13, 1997               by:       /s/ Stan G. Thurston
                                             ---------------------
                                    Stan G. Thurston, President and
                                    Chief Operating Officer

Date: August 13, 1997               by:       /s/ Arthur V. Neis
                                             -------------------
                                    Arthur V. Neis, Treasurer
                                    (Principal Financial and Accounting Officer)

                               by: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP General Partner

                                    by:      Rosedale Company, Inc.,
                                             its general partner

Date: August 13, 1997               by:       /s/ T. F. Mullan III
                                             ---------------------
                                    Thomas F. Mullan III, President