Form 10-Q
period 1997-09-30
NORTH OAKS PARTNERSHIP; NORTH OAKS REAL ESTATE PARTNERSHIP
filed 1997-11-12
CIK 857613, 857614

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal period ended           September 30, 1997
                                         -----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _N/A_

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP



                                      INDEX


Part I     FINANCIAL INFORMATION                                           Page

Item 1     Financial Statements

           *    Combining Balance Sheets, September 30, 1997
                and December 31, 1996                                       3


           *    Combining Statements of Operations and Partners' Equity
                (Deficit) Nine Months Ended September 30, 1997 and 1996     5


           *    Combining Statements of Cash Flows, Nine
                Months Ended September 30, 1997 and 1996                    7


           *    Notes to Combining Financial Statements                     9



Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11



PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                               13
Item 6     Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                                 14

PART I - FINANCIAL INFORMATION

Item I. Financial Statements


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                            COMBINING BALANCE SHEETS
                                   (UNAUDITED)

                                                                              September 30, 1997

                                                                                  North Oaks
                                                                  North Oaks      Real Estate      Combined
                             Assets                               Partnership     Partnership    Partnerships
                             ------                               ------------    ------------   ------------
Current assets:
       Cash and cash equivalents                                  $  2,835,915            --        2,835,915
       Accounts receivable:
          Trade                                                        408,640            --          408,640
          Affiliate                                                     23,615            --           23,615
       Assets whose use is limited - required
          for current liabilities                                      379,048            --          379,048
       Prepaid expenses                                                294,148            --          294,148
       Other assets                                                     23,572            --           23,572
                                                                  ------------    ------------   ------------
          Total current assets                                       3,964,939            --        3,964,939
                                                                  ------------    ------------   ------------

Assets whose use is limited - debt service
   funds, net of amounts req. for curr liabilities                   1,534,173            --        1,534,173
Funds held in escrow                                                   431,772            --          431,772
Property and equipment, net                                               --        31,441,649     31,441,649
Cost of acquiring initial continuing-care contracts, net             1,504,083            --        1,504,083
Deferred financing costs, net                                          719,706            --          719,706
                                                                  ------------    ------------   ------------
                                                                  $  8,154,672      31,441,649     39,596,321
                                                                  ============    ============   ============

           Liabilities and Partners' Equity (Deficit)
           ------------------------------------------

Current liabilities:
       Accounts payable:
           Life Care Services Corporation - current portion       $    650,000            --          650,000
           Trade                                                       417,173            --          417,173
       Accrued expenses                                                194,688            --          194,688
       Refunds payable                                                 127,950            --          127,950
       Accrued interest - mortgage bonds                               224,048            --          224,048
       Current installment of mortgage bonds payable                   155,000            --          155,000
                                                                  ------------    ------------   ------------
           Total current liabilities                                 1,768,858            --        1,768,858

Payable to Life Care Services Corp. - excluding current portion      3,848,384            --        3,848,384
Refundable deposits                                                    460,916            --          460,916
Mortgage bonds payable                                              12,885,000            --       12,885,000
Mortgage loans from residents                                       26,547,293            --       26,547,293
                                                                  ------------    ------------   ------------
           Total liabilities                                        45,510,452            --       45,510,452
                                                                  ------------    ------------   ------------

Partners' equity (deficit)                                         (37,355,779)     31,441,649     (5,914,130)

Commitments and Contingencies
                                                                  ------------    ------------   ------------
                                                                  $  8,154,672      31,441,649     39,596,321
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
                                                                  ============    ============   ============


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                     COMBINING STATEMENTS OF OPERATIONS AND
                           PARTNERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                    North Oaks
                                                    North Oaks      Real Estate       Combined
                                                    Partnership     Partnership     Partnerships
                                                    ------------    ------------    ------------
Revenues
   Apartment service fees                           $  3,649,578            --         3,649,578
   Health center fees                                  1,166,202            --         1,166,202
   Nonrefundable entrance fees                           260,871            --           260,871
   Supervision fees                                      107,007            --           107,007
   Other                                                  68,427            --            68,427
                                                    ------------    ------------    ------------
     Total revenues                                    5,252,084            --         5,252,084
                                                    ------------    ------------    ------------

Expenses
   Selling, general, and administrative                1,059,825            --         1,059,825
   Plant operations                                      586,126            --           586,126
   Environmental services                                284,811            --           284,811
   Dietary                                             1,164,179            --         1,164,179
   Medical and resident care                           1,122,302            --         1,122,302
   Depreciation and amortization                         193,611         685,644         879,255
                                                    ------------    ------------    ------------
     Total expenses                                    4,410,854         685,644       5,096,498
                                                    ------------    ------------    ------------

      Income (loss) from operations                      841,230        (685,644)        155,586
                                                    ------------    ------------    ------------

Other income (expense)
   Interest income                                       123,236            --           123,236
   Interest expense                                   (1,081,435)           --        (1,081,435)

                                                    ------------    ------------    ------------
                                                        (958,198)           --          (958,198)
                                                    ------------    ------------    ------------

   Net loss                                             (116,968)       (685,644)       (802,612)

Partners' equity (deficit) at beginning of period    (37,061,793)     31,950,275      (5,111,518)

Distribution to partners of property                    (177,018)           --          (177,018)
Contribution by partners of property                        --           177,018         177,018
Cash contributions from partners                            --              --              --
                                                    ------------    ------------    ------------

Partners' equity (deficit) at end of period         $(37,355,779)     31,441,649      (5,914,130)
                                                    ============    ============    ============


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                       COMBINING STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                    North Oaks
                                                    North Oaks      Real Estate       Combined
                                                    Partnership     Partnership     Partnerships
                                                    ------------    ------------    ------------
Revenues
   Apartment service fees                           $  3,406,568            --         3,406,568
   Health center fees                                  1,022,622            --         1,022,622
   Nonrefundable entrance fees                           351,165            --           351,165
   Supervision fees                                      106,877            --           106,877
   Other                                                  47,467            --            47,467
                                                    ------------    ------------    ------------
     Total revenues                                    4,934,699            --         4,934,699
                                                    ------------    ------------    ------------

Expenses
   Selling, general, and administrative                  979,301            --           979,301
   Plant operations                                      586,668            --           586,668
   Housekeeping                                          231,636            --           231,636
   Dietary                                             1,048,886            --         1,048,886
   Medical and resident care                           1,107,042            --         1,107,042
   Depreciation and amortization                         193,611         680,701         874,312
                                                    ------------    ------------    ------------
     Total expenses                                    4,147,144         680,701       4,827,845
                                                    ------------    ------------    ------------

      Income (loss) from operations                      787,555        (680,701)        106,854
                                                    ------------    ------------    ------------

Other income (expense)
   Interest  income                                       42,024            --            42,024
   Interest  expense                                  (1,097,738)           --        (1,097,738)
   Other income                                             --              --                 0
                                                    ------------    ------------    ------------
                                                      (1,055,714)           --        (1,055,714)
                                                    ------------    ------------    ------------

   Net loss                                             (268,159)       (680,701)       (948,860)

Partners' equity (deficit) at beginning of period    (36,542,435)     32,637,223      (3,905,212)

Distribution to partners of property                    (180,013)           --          (180,013)
Contribution by partners of property                                     180,013         180,013
Cash contributions from partners                            --              --              --
                                                    ------------    ------------    ------------

Partners' equity (deficit) at end of period         $(36,990,606)     32,136,534      (4,854,072)
                                                    ============    ============    ============


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                        COMBINING STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                      North Oaks
                                                       North Oaks     Real Estate      Combined
                                                       Partnership    Partnership    Partnerships
                                                       -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                            $  (116,968)      (685,644)      (802,612)
   Depreciation and amortization                           193,611        685,644        879,255
   Amortization of Entrance Fees                           (35,181)          --          (35,181)
   Decrease in accounts receivable                          13,472           --           13,472
   Increase in prepaid expenses and other assets          (118,027)          --         (118,027)
   Increase in accounts payable and accrued expenses       165,528           --          165,528
   Decrease in accrued interest - mortgage bonds          (339,061)          --         (339,061)
                                                       -----------    -----------    -----------
     Net cash used in operating activities                (236,625)          --         (236,625)
                                                       -----------    -----------    -----------

Cash flows from investing activities:
   Payments for property and equipment                    (177,018)          --         (177,018)
   Increase in funds held in escrow                       (371,392)          --         (371,392)
   Decrease in cash invested in assets
    whose use is limited                                   374,694           --          374,694
                                                       -----------    -----------    -----------
     Net cash used in investing activities                (173,716)          --         (173,716)
                                                       -----------    -----------    -----------

Cash flows from financing activities:
   Bond principal payments                                (145,000)          --         (145,000)
   Increase in advances from Life Care Services
     Corporation, net                                      161,355           --          161,355
   Increase in loans from residents, net                   438,900           --          438,900
   Increase in refundable deposits, net                     69,604           --           69,604
                                                       -----------    -----------    -----------
      Net cash provided by financing activities            524,859           --          524,859
                                                       -----------    -----------    -----------

        Net decrease in cash                               114,518           --          114,518

Cash at beginning of period                              2,721,397           --        2,721,397
                                                       -----------    -----------    -----------

Cash at end of period                                  $ 2,835,915           --        2,835,915
                                                       ===========    ===========    ===========

Supplemental disclosures of noncash financing
   activities:
   Distributions to partners of property               $   177,018           --          177,018
                                                       ===========    ===========    ===========

   Contributions from partners of property             $      --          177,018        177,018
                                                       ===========    ===========    ===========


                           NORTH OAKS PARTNERSHIP AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                        COMBINING STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                         NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                      North Oaks
                                                       North Oaks     Real Estate      Combined
                                                       Partnership    Partnership    Partnerships
                                                       -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                            $  (268,159)      (680,701)      (948,860)
   Depreciation and amortization                           193,611        680,701        874,312
   Amortization of entrance fees                            (9,935)          --           (9,935)
   Increase in accounts receivable                        (717,063)          --         (717,063)
   Increase in prepaid expenses and other assets           (42,917)          --          (42,917)
   Increase in accounts payable and accrued expenses        68,136           --           68,136
   Decrease in accrued interest - mortgage bonds          (343,631)          --         (343,631)
                                                       -----------    -----------    -----------
     Net cash used in operating activities              (1,119,957)          --       (1,119,957)
                                                       -----------    -----------    -----------

Cash flows from investing activities:
   Payments for property and equipment                    (180,013)          --         (180,013)
   Increase in funds held in escrow                       (267,184)          --         (267,184)
   Decrease in cash invested in assets
   whose use is limited                                    515,361           --          515,361
                                                       -----------    -----------    -----------
     Net cash provided by investing activities              68,164           --           68,164
                                                       -----------    -----------    -----------

Cash flows from financing activities:
  Bond principal payments                                 (135,000)          --         (135,000)
  Increase in advances from Life Care Services
     Corporation, net                                      121,851           --          121,851
  Increase in loans from residents, net                    871,237           --          871,237
  Payments of refundable deposits, net                     (18,021)          --          (18,021)
                                                       -----------    -----------    -----------
      Net cash provided by financing activities            840,067           --          840,067
                                                       -----------    -----------    -----------

        Net decrease in cash                              (211,726)          --         (211,726)

Cash at beginning of period                              2,528,103           --        2,528,103
                                                       -----------    -----------    -----------

Cash at end of period                                  $ 2,316,377           --        2,316,377
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
                                                       ===========    ===========    ===========


                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

                     NOTES TO COMBINING FINANCIAL STATEMENTS
                               September 30, 1997


A.       Basis for Presentation

         The accompanying unaudited financial statements of North Oaks Partnership (Partnership) and North Oaks Real Estate Partnership (NOREP), in the opinion of management, reflect all adjustments (none of which were other than normal recurring items), eliminations, and reclassifications considered necessary for a fair statement and presentation of the results of the interim periods presented. For purposes of preparing the combined financial statements, all material transactions between the partnerships have been eliminated but not displayed, including the elimination of the NOREP obligation to the Partnership. The partnership and NOREP are sometimes herein after referred to as "Partnerships".

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

D.       Transactions with Partners

         The nonrefundable admission fees to be paid under the Residency Agreements for compensation of the owners' and developer's risk in connection with the Project have been assigned to the Partners by the Partnership. The Partners have agreed to make capital contributions to the Partnership equal to the admission fees assigned to them. Admission fees of $225,690 and $341,230 have been assigned to the Partners during the nine months ended September 30, 1997, and September 30, 1996, respectively, and contributed to the Partnership. In addition, purchases of property and equipment of $177,018 and $180,013 have been distributed by the Partnership to the partners and contributed by the partners to NOREP for the nine months ended September 30, 1997 and September 30, 1996 respectively.

E.       Transactions with Affiliates

         Life Care Services Corporation (LCS), affiliate of NOPI, receives a management fee of 5% of the total revenues of operation of the Project from the partnership. Such fee is paid by the residents as part of their monthly service fee. For the nine months ended September 30, 1997 and 1996, the management fee was $211,444 and $205,216 respectively.

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

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overall Financial Condition

The Project contains a total of 182 residential apartment units. The health care center contains 37 comprehensive care beds and 12 domiciliary care units. As of September 30, 1997, 179 apartment units, 32 comprehensive care beds, and 12 domiciliary care units were occupied. During the nine months ended September 30, 1997, apartment occupancy increased ten units, from 169 units to 179 units.

During the nine months ended September 30, 1997, 19 apartments became available due to death, permanent assignment to the health center, or move-outs. In 1996, during the nine months ended September 30, 22 apartments became available. Also during the first nine months of 1997, 26 sales occurred, compared to 28 sales in the same time period in 1996.

Sales efforts resulted in average occupancy being maintained at 95.6% during the nine months ended September 30, 1997. During the nine months ended September 30, 1996, an average of 91% of the units were occupied.

Effective January 1, 1997, the monthly service fees for apartments increased approximately 3.9%, and for the health center, approximately 4.1%. Effective July 1, 1997, the Entrance Fees increased approximately 2%; this increase is the first such increase in several years and reflects market demand.

Results Of Operations

On January 1, 1997, a 3.9% increase was implemented for the apartment service fees. During the first nine months of 1997, average occupancy was approximately 96%, compared to an average occupancy of approximately 92% in the same time period in 1996. These two factors, net of a decline of approximately 1% in second person fees, are the reasons why apartment service fee revenues increased in the nine months ended September 30, 1997, compared to the same time period in 1996.

Health Center revenues increased because of four factors - an increase in the monthly service fees of 4.1%, an increase in the private pay patients, a substantial increased occupancy by patients reimbursed by the Medicare program, and a decline of the number of days used by residents permanently assigned to the Health Center.

Revenue from non-refundable entrance fees declined because of an increase in the number of Traditional Plan Residency Agreements being executed. Residents entering into a Traditional Plan Residency Agreement make a payment of Entrance Costs to the Community in lieu of an Entrance Loan. The total of the Entrance Cost amount, which is refunded, amortizes to zero over an approximate 48-month period. Consequently, the total non-refundable portion of the Admission Fee is lower than under a Return of Capital Residency Agreement. Management placed more emphasis in 1997 on maintaining and improving occupancy (and therefore operating revenue) than on realizing more initial cash upon entry to the community. No further Traditional Plan Residency Agreements are being offered; however, the economic impact on revenues dedicated to partners will be evident for several more quarters.

Operating expenses increased approximately 7% in 1997 over 1996 expenditures, excluding depreciation and amortization. Although occupancy increased 4%, while staffing increased approximately 5%, the increase in staffing is more reflective of increased resident services and unstaffed positions in the prior year. In addition, operating costs increased approximately 3% to 4%. Dietary expenditures increased significantly due to increased number of meals served as a result of increased occupancy, expanded food program to compensate for uncompleted dining room expansion and renovation, and normal increased food costs.

Overall, the net income from operations improved to $155,586 in 1997 compared to $106,854 in 1996. This improvement, together with an increase in interest income and decrease in interest expense (because $150,000 less of mortgage bonds are outstanding currently than one year ago), resulted in a loss for the nine months of $802,612 compared to a loss of $948,860 at September 30, 1996.

Liquidity and Capital Resources

During the nine months ended September 30, 1997, as compared to the same time period in 1996:

*        Net cash used by operating activities declined approximately $883,000.
         Most of the change is attributable to: (1) an increase in accounts receivable in 1996 used $717,000, whereas a decline in accounts receivable in 1997 provided $13,000 - $730,000 net decline; and (2) payables increased providing approximately $97,000 more cash and contributing to the decline in usage of cash in 1997 compared to 1996.

* Net cash used by investment activities increased approximately $242,000 as cash balances held in escrow did not increase due to a decline in permanent assignments to the Health Center.

* Net cash provided by financing activities declined by approximately $315,000. The increase in loans from residents in 1997 was $432,000 less than in 1996 due to the number of apartment units being closed under the Traditional Plan Residency Agreement. In 1997, although there continued to be increased occupancy, the increase occurred primarily due to Traditional Plan Residency Agreements being executed by new residents rather than Return of Capital Plans.

Residents, upon occupancy, make loans to the Partnership. The loans from residents totaled $26,547,293 at September 30, 1997, and were initially used to retire the Construction Loan.

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

The Partners were not required to make any advances during the nine months ended September 30, 1997. Attrition receipts were sufficient to cover the operating cash shortfall after debt service.

During the next six months, the partners anticipate expending approximately $250,000 for renovation and refurbishing of the dining room. It is anticipated that there are sufficient cash balances on hand to pay for these costs.

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

              Exhibit 27 - Financial Data Schedule

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


Date: November 13, 1997                by: /s/ Stan G. Thurston
                                           ---------------------
                                           Stan G. Thurston, President and
                                           Chief Operating Officer


Date: November 13, 1997                by: /s/ Arthur V. Neis
                                           -------------------
                                           Arthur V. Neis, Treasurer
                                           (Principal Financial and Accounting
                                           Officer)



                                   by: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP
                                       General Partner


                                       by: Rosedale Company, Inc.,
                                           its general partner


Date: November 13, 1997                by: /s/ T. F. Mullan III
                                           ---------------------
                                           Thomas F. Mullan III, President

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


Date: November 13, 1997                by: /s/ Stan G. Thurston
                                           ---------------------
                                           Stan G. Thurston, President and
                                           Chief Operating Officer


Date: November 13, 1997                by: /s/ Arthur V. Neis
                                           -------------------
                                           Arthur V. Neis, Treasurer
                                           (Principal Financial and Accounting
                                           Officer)



                                   by: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP
                                       General Partner


                                       by: Rosedale Company, Inc.,
                                           its general partner



Date: November 13, 1997                    By: /s/ T.F. Mullan
                                               ----------------
                                               Thomas F. Mullan III, President