Form 10-K
period 1997-12-31
NORTH OAKS PARTNERSHIP; NORTH OAKS REAL ESTATE PARTNERSHIP
filed 1998-03-30
CIK 857613, 857614

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
                         Commission file number 33-32197

THE NORTH OAKS PARTNERSHIP                THE NORTH OAKS REAL ESTATE PARTNERSHIP
           (exact name of registrants as specified in their charters)

                                    Maryland
         (State or other jurisdiction of incorporation or organization)

   42-1367576                                             42-1339868
 (IRS Employer                                           (IRS Employer
Identification No.)                                     Identification No.)


2330 West Joppa Road, Suite 210, Lutherville, Maryland       21093
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code      (301)-494-9200

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
           None                                          None

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _X_ No ___

No voting interests of either partnership are held by nonaffiliates. Documents incorporated by reference: None

Total pages in this report 47. Exhibit Index is at page 40.

                           THE NORTH OAKS PARTNERSHIP
                                       AND
                     THE NORTH OAKS REAL ESTATE PARTNERSHIP

                          1997 Form 10-K Annual Report
                                Table of Contents

                                     PART I

Item  1.       Business..................................................... 3

Item  2.       Properties...................................................12

Item  3.       Legal Proceedings............................................12

Item  4.       Submission of Matters to a Vote of Security Holders . . . . .12

                                     PART II

Item  5.       Market for the Registrant's Common Equity and
               Related Bondholder Matters...................................13

Item  6.       Selected Financial Data .....................................13

Item  7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................14

Item  8.       Financial Statements and Supplementary Data .................16

Item  9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure .........................16

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant...........17

Item 11.       Executive Compensation  .....................................18

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management...............................................18

Item 13.       Certain Relationships and Related Transactions...............20

                                     PART IV

Item 14.       Exhibits and Financial Statement Schedules...................22

                                     PART I

ITEM 1.  BUSINESS

         The North Oaks Partnership (the "Partnership"), a Maryland general partnership, was organized December 20, 1984, for the purpose of developing, building, equipping, marketing, and managing a life care retirement community designed for the elderly, located in Owings Mills, Baltimore County, Maryland. The community is called North Oaks (the "Project").

         North Oaks Real Estate Partnership ("NOREP"), a Maryland general partnership, was organized on June 30, 1989, to own the Project. NOREP exists solely as the nominee agent of the Partnership to hold title to the Project. Consequently, NOREP has entered into a long term Operating and Use Agreement (the "Operating and Use Agreement") with the Partnership. Under the Operating and Use Agreement, the Partnership has developed, operates, and manages the Project. Further, under the Operating and Use Agreement NOREP has fully and unconditionally guaranteed (i) the performance by the Partnership of its obligation under the Residency Agreement, and (ii) the payment of principal and interest on the 10-year extendable mortgage bonds (the "Bonds") under 1990 Trust Indenture pursuant to which the Bonds were issued. All financial information and operating data for the Partnership and NOREP are combined in order to appropriately reflect the economic consequences of the Operating and Use Agreement.

         A life-care retirement community such as the Project is intended to address the needs of individuals, age 62 or older, who are in good health but who no longer desire to reside in their own homes or apartments. Such a facility is designed to create a total living environment specifically adapted to the requirements of senior adults. Fully-equipped private living units in the Project's residential center (the "Residential Center") are provided together with a variety of services, such as housekeeping, maintenance, and meal arrangements which ease such everyday burdens as shopping, cooking, and cleaning and substantially relieves senior adults of the burden of procuring such goods and services themselves or relying on family members or others to do so. In addition, residents of the Project are provided with skilled nursing services and limited medical services through a health care center that is part of the Project.

         The Project is located in Owings Mills, in southwestern Baltimore County, Maryland. Owings Mills is located approximately 10 miles from the center of Baltimore City, Maryland and is largely suburban in character. The Project is approximately one mile outside Interstate 695 (the Baltimore beltway) and is in a rapidly developing corridor extending northwest from the city limits. Development in and along this corridor consists primarily of residences, office buildings, and retail establishments.


         THE PROJECT

         The Project provides senior adult residents with a secure, pleasant residential environment in which to spend the rest of their lifetimes. The physical setting of the Project has been selected to provide a favorable retirement atmosphere. The project is located on a 10.28 acre tract in Owings Mills, a suburban area northwest of Baltimore City, Maryland, which was formerly the site of a state hospital.

         The Project consists of four attached buildings, one of which is an eight story building, containing residential units ("residential units" or "units") with dining and common areas on the second floor and administrative offices, convenience stores and additional common areas on the first floor.

         Two connected residential buildings are wings of the main structure and also contain residential units. The 182 residential units are a mixture primarily of one and two-bedroom units. Each unit contains a complete kitchen facility with major appliances, central air conditioning, carpeting, and other amenities, and has been designed with the special physical needs of the elderly in mind.

         A third building contains a health center.

         During 1995, one unit was reserved for expansion of the dining room, and the total units available was therefore reduced to 182 from 183. There are now 110 one-bedroom units of approximately 672 square feet each, and 72 two-bedroom units of approximately 1,008 square feet each.

         The health care center contains 31 comprehensive care beds in 9 semiprivate rooms and 13 private rooms. This portion of the Project contains all equipment and services necessary to provide short to long-term nursing care. The health care center also contains 15 domiciliary care units, each consisting of a private studio apartment with bath and combination living/sleeping area. A domiciliary care unit resident receives assistance with day-to-day tasks and benefits from 24-hour supervision by the health care center staff.

         The health care center contains a dining room, day rooms, an activity area, and an outpatient clinic for use by all Project residents. Health care center residents who are able have ready access to other common areas of the facility, and thus to the Community's recreational and social life.

         ADMISSION OF RESIDENTS

         In order to be accepted for residency in a residential unit at the Project, a resident must execute a residency agreement (the "Residency Agreement"). The Residency Agreement is a contract which describes the rights and obligations of the resident and Partnership in connection with residency at the Project. NOREP guarantees the performance of all of its obligations under the Residency Agreements.

         The Project offered during the first half of 1997 two types of Residency Agreements, the "Traditional Plan" and the "Return of Capital Plan;" it discontinued the "Traditional Plan" in July of 1997. The description which follows relates only to the "Return of Capital Plan," currently offered.

         The Return of Capital Plan Residency Agreement requires at least one resident of each residential unit to be entitled to Medicare Part A benefits and to be enrolled in the Medicare Part B program at the time of initial occupancy, and to maintain coverage under Medicare Part A, Medicare Part B, and one health insurance policy acceptable to the Partnership to supplement Medicare coverage while a resident of the Project. If there is a second resident in any residential unit, the Residency Agreement also requires that such resident must be qualified and enroll for the above Medicare benefits if he or she has reached the age entitling him or her to such benefits. If the required health insurance coverage is not maintained by the resident, the Partnership may revoke the resident's right to reside at the Community and cancel the Residency Agreement.

         Admission Fee. Upon execution of a Residency Agreement, the prospective resident must pay an admission fee based upon the unit the resident wishes to occupy (such amount, the "Admission Fee"). The Admission Fee is increased for a second resident of the unit. Of the total Admission Fee, $300 constitutes a processing fee. The Admission Fee is deposited in an escrow account and, subject to the resident's rights to a refund prior to occupancy, is released to the Partnership upon the resident's move-in. Interest on the escrowed amount will be credited against the resident's Monthly Service Fees.

         Entrance Loan. Upon the earlier of (i) occupancy of the unit or (ii) 15 days after the date the unit is available for occupancy, the resident must loan to the Partnership an amount based on the type of unit being occupied (the "Entrance Loan"). The Entrance Loan is evidenced by a written loan agreement, and the repayment in full of the principal of the loan is fully and unconditionally guaranteed by the NOREP. NOREP's guaranty of the Entrance Loan is secured by a mortgage on the Project subordinate to the lien securing the Bonds.

         Upon cancellation of the Residency Agreement, the resident's Entrance Loan will be repaid upon the earlier of (i) the date that a successor resident occupies the unit or (ii) the date that is 12 months after the resident's death or cancellation of the Residency Agreement or (iii) such other date as the resident and the Partnership may agree.

         If the resident transfers to the health care center and releases his unit, a portion of the Entrance Loan is repaid to the resident upon the unit being reoccupied and a new Entrance Loan being made by a successor resident. Generally, the portion to be repaid will equal the excess, if any, of the resident's Entrance Loan over the then current Entrance Loan for the standard one-bedroom unit. The balance of the Entrance Loan is repaid in the manner described in the immediately preceding paragraph.

         No interest is accrued or paid on the portion of the Entrance Loan on which interest would not be imputed under Section 7872 of the Internal Revenue Code of 1986, as amended (the "Code"). The remaining principal amount of the Entrance Loan bears interest at the rate per annum imputed under Section 1274(d) of the Code, and is payable to the resident annually. The resident must pay to the Partnership each year during his residency an amount (the "Annual Fee") equal to the amount of the Partnership's annual interest expense on the resident's Entrance Loan.

         Monthly Service Fee. At the time the Entrance Loan is made (Return of Capital Plan) or Entrance Costs are paid (Traditional Plan) and on the first day of each month thereafter, a resident must pay a monthly service fee (the "Monthly Service Fee") equal to the resident's fair share of the total annual cash needs of the Project (including debt service on the Bonds), as confirmed annually by a nationally recognized firm of independent certified public accountants based upon the audited financial statements of the Project for the immediately preceding fiscal year and on other information provided by the Partnership. A resident's fair share of the total cash needs will depend on, among other things, the type of unit, the presence of a second occupant, the costs of operating the health care center, and the projected occupancy rate of the Project for the ensuing year.

         The Partnership has agreed in the Residency Agreement not to terminate the residency of a resident solely by reason of the resident's financial inability to pay the total Monthly Service Fee, if the resident establishes facts that justify deferment of such charges and agrees with the Partnership that its obligation to repay the resident's Entrance Loan shall be canceled in an amount necessary to pay the Monthly Service Fee then in effect.

         Provision of Services. The Partnership is obligated under the Residency Agreement to provide certain amenities and services to each resident, the cost of which is included in the Monthly Service Fee, including the following: (i) one full meal per day, with a special diet and tray service to be provided under limited circumstances, (ii) utilities, including air conditioning, heating, electricity, and water, but not including telephone, (iii) building janitorial and maintenance and weekly light housekeeping service in the residential unit, (iv) weekly flat laundry service and laundry facilities, (v) planned social, cultural, and recreational activities, and the services of a social-recreational director, (vi) one parking space for each residential unit and a parking area for occasional guests, (vii) carpeting (except in the kitchen and bath), (viii) complete kitchen in the unit, including refrigerator, range with oven and hood, garbage disposal and dishwasher, (ix) scheduled local transportation for residents (other than certain residents of the health center), (x) storage space for residents (other than certain residents of the health center), (xi) use of all recreational and other common area facilities by residents (other than certain residents of the health center), (xii) emergency medical and nursing service (xiii) temporary semi-private accommodations in comprehensive care beds in the health care center, and (xiv) temporary nursing services while a resident is in the health care center.

         Additional daily meals, private accommodations in a comprehensive nursing care bed, and certain other services, including all non-emergency medical services and treatment, will be made available to a resident at the resident's expense. Accommodations for guests will be made available to residents, when available at the Project, and the resident will be charged the then prevailing rates for such service.

         Cancellations and Refunds. If, in the prospective resident's sole discretion, a prospective resident terminates his Residency Agreement prior to occupancy, a full refund of the Admission Fee is made. In limited circumstances, the $300 processing fee portion of the Admission Fee will not be repaid, and the prospective resident will not actually receive the refundable Admission Fee until a specified later time.

         Once the resident has occupied his unit, the Entrance Loan is repaid in the manner described above. If the Residency Agreement is terminated by the Partnership after occupancy, the resident will be entitled to receive the greater of (i) the amount of the Entrance Loan to be repaid or (ii) an amount equal to the sum of the resident's Admission Fee and Entrance Loan multiplied by a factor based upon the resident's years of life expectancy upon occupancy and termination of occupancy. If the latter amount exceeds the amount of the Entrance Loan, the excess is paid to the resident upon occupancy of his unit by a successor resident and receipt of new entrance fees from such resident.

         Termination. Generally, a resident can terminate the Residency Agreement at any time upon 120 days' written notice to the Partnership. Under Maryland law, the Partnership may only terminate the Residency Agreement for "just cause", which includes failure to make the Entrance Loan, failure to comply with or a breach of any term of the Residency Agreement, or behavior, illness, or other physical condition detrimental to the health and safety of other residents. A resident has 60 days in which to correct the conditions giving rise to the Partnership's just cause. The Residency Agreement terminates upon a resident's death, unless a surviving resident continues to reside at the Project thereafter.

         Admission to Health Care Center. A prospective resident who, at the time of executing a Residency Agreement, does not qualify to reside in a residential unit because of his health may be admitted directly to a comprehensive care bed in the health care center, with the right to relocate to a residential unit or a domiciliary care unit at such time as the resident is able. Currently, such a resident must pay an entrance fee of $40,000, a nursing care monthly charge, and the monthly owner's supervision fee.

         Upon relocation to a residential unit or a domiciliary care unit, the resident must pay the balance of the Admission Fee for the unit, make an Entrance Loan, and pay the Monthly Service Fee and Annual Fee, in the same manner as other residents.

         MARKET AREA AND MARKETING

         The primary market area of the Project is an area within approximately 10 miles of the Project. As of December 31, 1997, of all the buyers that had moved into North Oaks, 72% were from the zip code of the Project plus 8 contiguous zip codes. This percentage has increased during the past four years.

         The secondary market for the Project is comprised of the rest of the Baltimore/Washington, DC metropolitan areas. Approximately 12% of the buyers that had moved into North Oaks through December 31, 1997 have originated from the secondary market. This percentage has also increased in the past four years.

         At December 31, 1997, 16% of North Oak residents were from out-of-state market areas. Florida and New York provided the highest number of out-of-state buyers.

         Under the development agreement (the "Development Agreement") entered into between Partnership and Life Care Services Corporation ("LCS"), LCS formulated and implemented an occupancy development program for the Project. LCS is an Iowa Corporation based in Des Moines, Iowa, specializing in the development of continuing care retirement communities (CCRC's). LCS is affiliated with the Partnership and NOREP through common ownership.

         The primary marketing tools for the Project are repeated direct mailings using mailing lists, direct contact by marketing staff, and tours of a model residential unit. The decision to make the financial and emotional commitment to a facility such as the Project usually is a time consuming one, and the goal of the Project's marketing efforts is to inspire confidence in a prospective resident by providing an unhurried, informal environment in which to make such a decision.

         TOTAL POTENTIAL MARKET AVAILABLE

         In order to qualify for residence in the Residential Center, prospective residents generally must be at least 65 years of age, be able to care for themselves at the time of occupancy, and demonstrate sufficient financial resources to pay the initial entrance fees as well as the required fees, particularly the Monthly Service Fee (defined below). Total entrance fees (including the reimbursable portion thereof) for the Residential Center currently in effect range from $99,000 to $249,600. These fees are 90% refundable. In previous years, North Oaks also offered a declining refund plan at lower entrance fees. That plan, called the "Traditional Plan," was discontinued in July 1997.

         To provide for payment of fees and other expenses associated with independent living, the Partnership generally requires prospective residents to have annual incomes which will approximate one and one half times the Monthly Service Fee on an annual basis in order to qualify for admission to the Residential Center. This approximates a weighted average of $41,469. Therefore, an estimate of the potential market available for the Residential Center is assumed to be owner-occupied households, age 65 and older with annual incomes approximating or exceeding $25,000.

         THE MARKET PENETRATION

         A method of measuring intensity of competition is to review supply and demand. This may be accomplished through a market penetration analysis.

         Market penetration is a comparison of the size of the qualified potential market which is available within the primary market area, to the total number of comparable life care residential units in that area, including units operated by competitors. The penetration rate shows the percentage of the qualified market which must be captured by all operators combined, in order to achieve 100% occupancy of all facilities.

         A market penetration rate for the Residential Center is calculated for both the qualified potential market age 65+, and the qualified market age 75+.


The Project

   Units Remaining to Occupy                                                7
   Estimated Annual Turnover of Currently Occupied
      Units (1)                                                            24

Comparable Facilities

   Currently Unoccupied Units                                             290
   Estimated Annual Turnover of Currently Occupied
      Units (20%) (2)                                                     827
                                                                       ------
            Total Units Available in the market, next twelve months     1,148
                                                                       ======
   Estimated Qualified Potential Market Available (65+)                15,313(3)
                                                                       ======
   Required Market Penetration Rate (65+)                                 7.5%
   Estimated Qualified Potential Market Available (75+)                 6,184(3)
                                                                       ======
   Required Market Penetration Rate (75+)                                18.6%

         Note (1) The assumed annual turnover for the Project is based on current actuarial projections.

         Note (2) The assumed annual turnover for comparable facilities of 20% is believed by the Partnership to be conservative. In the event turnover is greater, then market penetration required would increase, potentially adversely affecting the Project.

         Note (3) The qualified potential market is based on 1997 estimates provided by Claritas, Inc. of Arlington, Virginia, and consists of households with $25,000 or more in annual income.



                          Estimate of Market Saturation


                                                      Eligible Market    Likely Market
                                                      (65 and older)     (75 and older)
                                                      --------------     -------------
Units available
    (occupied and unoccupied)
    expected to draw from primary market area -
    North Oaks, Edenwald, Roland Park,
    Blakehurst (70%)  (a)                                     607              607
Units available
    (occupied and unoccupied)
    expected to draw from primary market area -
    Broadmead, Charlestown, Fairhaven, Glen
    Meadows, Oak Crest (25%)  (a)                             935              935
                                                           ------           ------
Total units available to draw from primary
   market area                                              1,542            1,542
Estimated age and income qualified households (b)          15,313            6,184
Required Market Saturation (c)                               10.1%            24.9%
                                                           ======           ======


         (a) Based on the North Oaks' buyer origin data and on past LCS experience that shows that typically 70% of a project's buyers will come from a nearby primary market area, it is projected that 70% of the available units at North Oaks, Edenwald, Roland Park Place, and Blakehurst will be purchased by residents of the primary market area. It is projected that 25% of the units at Broadmead, Charlestown, Fairhaven, Glen Meadows, and Oak Crest Village will be purchased by residents of the primary market area. Those competitors are located a distance outside of the North Oaks primary market area and therefore most likely draw their residents from market areas which only somewhat overlap the North Oaks market area.

         (b) Income qualified households are those with annual incomes of $25,000 and above.

         (c) Required Market Saturation measures the percentage of the age and income qualified households that will be living in the Project or a competitive facility when all are fully occupied. The resulting market saturation rates for the Project's primary market area indicate that the marketplace is highly competitive and that marketing opportunities are somewhat limited and projected to decline. The situation will not improve during 1998. Resident referrals will be a critical component of the marketing program.

         Competition

         There currently are eight operating retirement facilities within a 15 mile radius of the Project that offer services comparable to those provided by the Project.

         Based upon their proximity to the Project, and their product offerings, the following communities can be identified as competitors. Each of these facilities, except Blakehurst and Oak Crest Village, has an ethnic or religious group as the sponsor. As of December 31, 1997, the Partnership is not aware of any other projects located in the primary market area which are currently under review by the Maryland Office on Aging. There can be no assurance, however, that such projects will not be developed and provide additional competition. The following list does not include other elderly or retirement facilities which do not offer similar levels of services provided at the Project.

                  *        Blakehurst
                  *        Broadmead
                  *        Charlestown Retirement Home
                  *        Edenwald
                  *        Fairhaven
                  *        Glen Meadows (f/k/a Notchcliff)
                  *        Oak Crest Village
                  *        Roland Park Place

         Blakehurst. Blakehurst is a life care retirement community developed by The Chestnut Partnership on approximately 40 acres in Towson. The site location is approximately seven miles northeast of the Project. The project consists of 177 Phase I apartments which opened in 1993, and 35 Phase II apartments which opened in July 1997. The health center has 36 comprehensive care beds and 14 domiciliary care units. As of December 1997, the apartments were 89% occupied and the health center was 92% occupied.

         Blakehurst was developed by an affiliate of North Oaks Properties, Inc., a general partner of the Partnership and of NOREP, and by an affiliate of Mullan-North Oaks Limited Partnership, a general partner of the other general partner of the Partnership and of NOREP.

         Broadmead. Broadmead opened in 1979, and consists of 269 units comprised of studio, one-bedroom and two-bedroom living units, predominantly single-level/garden apartments as of December 31, 1997. The on-site health care center has 79 skilled beds and 16 DOM beds as of December 31, 1997. Broadmead is located 10 miles northeast of North Oaks in Cockeysville.

         Charlestown Retirement Home. Charlestown Retirement Home is located approximately 10 miles south of North Oaks in Catonsville. It contains 1,614 independent living units situated on a 120-acre site, and is owned and operated by a non-profit corporation, Charlestown Community, Inc. The community, was developed from a former Catholic college and seminary, and opened in 1984. The on-site health care center consists of 270 comprehensive care beds and a 133-unit assisted living center.

         Edenwald. Edenwald is located in Towson approximately 10 miles northeast of Project. Edenwald is an 18- story high-rise community situated on a 4.5-acre site, and includes 240 independent living units and a 116-bed health care center. The community opened in 1985, and was developed and is owned and managed by the General German Aged People's Home of Baltimore. Edenwald is the only competitor currently operating within the defined primary marketing area. Residents receive such services as one meal per day, bi-weekly housekeeping, flat laundry, scheduled transportation and utilities as well as unlimited nursing care in the on-site comprehensive care unit nursing center. In-house facilities include a bank, a store, and a beauty/barber shop.

         Fairhaven. Fairhaven is located in Sykesville, approximately 12 miles west of the Project. It was developed and is owned by Episcopal Ministries to the Aging, Inc. and is managed by a subsidiary, EMA Management, Inc. (which also manages Glen Meadows as discussed below). Fairhaven consists of 275 independent living units situated on 300 acres. The on-site health center includes 101 nursing care beds and a 125 beds for Alzheimer's patients. Services include three meals per day, weekly housekeeping and flat laundry, utilities, and scheduled transportation. Unlimited nursing care is provided to Fairhaven residents.

         Glen Meadows (f/k/a Notchcliff). Glen Meadows is located in a rural setting on a 483-acre site in Glen Arm, approximately 15 miles northeast of the Project and consists of 213 independent living units and a 31-bed health center. The prior project owner, facing financial difficulties resulting from unsuccessful marketing, filed for reorganization under Chapter 11 in 1988. In 1990 Presbyterian Senior Services, Inc. purchased Glen Meadows and appointed EMA Management, Inc. to manage the operations. Included are one meal per day, weekly housekeeping and flat laundry service, utilities, scheduled transportation and on-site nursing care.

         Oak Crest Village. Oak Crest Village is a project on 85 acres in Parkville, approximately 15 miles east of North Oaks. The project opened March 1, 1995, and as of December 31, 1997, there were 1,366 independent living apartments. At completion, the project will include 1,528 independent living apartments. Plans call for 150 of those apartments to open about every four months until the total project is complete. Senior Campus Living, Inc., who also developed Charlestown in Catonsville, is the developer of Oak Crest Village.

         Oak Crest Village opened a 125-unit assisted living facility in 1996. During 1997, they opened a nursing care center with 120 beds. The nursing care center will add an additional 120 beds in late 1998 or early 1999 for a total of 240 beds.

         Roland Park Place. Located approximately 10 miles southeast of the Project is Roland Park Place. This 234- unit community, situated on 9 acres, was developed and is jointly operated by the First English Evangelical Lutheran Church, inc., the Lutheran Home and Hospital Association and St. Luke Lutheran Health Care, Inc. The community offers both one- and two-bedroom apartments, and there are 71 beds in the on-site health care center.

         Services include one meal per day, weekly flat laundry, bi-weekly apartment cleaning, all utilities, and scheduled transportation, as well as unlimited access to the on-site nursing center.

         Entrance fees are refundable on a decreasing scale during the first five years of occupancy.

         Summary. Competition for residents in the life care facilities industry has increased and is likely to increase more in the future as the elderly population in most urban/suburban areas grows relative to other age groups and as the industry grows and matures. The primary competitive factors in the industry will be level of service, reputation, price, and location. As additional life care facilities or alternatives become available, the ability of the Partnership to maintain entrance fees and monthly charges at competitive levels and to maintain and operate the Project as a desirable and attractive place to live will materially effect its financial success.

         REGULATORY APPROVALS

         The establishment and operation of a retirement community such as the Project is subject to a comprehensive program of licensing and regulation under Maryland law. Specifically, the Project's operation requires compliance with Maryland regulations regarding the need to receive a certificate of need for the comprehensive care beds in the health care center, a license to provide domiciliary and nursing care services in the health care center, and a certificate of registration to enter into or renew any contract for continuing care.

         Certificate of Need and Licensure. In connection with the operation of the comprehensive care beds in the health care center, the Partnership has received an exemption from the certificate of need requirements from the State of Maryland Health Resources Planning Commission ("HRPC").

         Health Care Center Licensure. The Partnership received initial licensure of the comprehensive and domiciliary care beds on December 12, 1990, and renewed the license in late 1997. Such license is subject to annual renewal.

         Maryland Office on Aging. In 1975, the Maryland General Assembly created the Office on Aging (the "Office on Aging"), by enacting the Office on Aging Statute (codified in Article 70B of the Annotated Code of Maryland). The Project is regulated under the Maryland Continuing Care Community Statute, as administered by the Office on Aging.

         Under the provisions of the Continuing Care Communities Statute, no provider of continuing care, including the Partnership, is permitted to enter into or renew any contract for continuing care in the State of Maryland without a Certificate of Registration from the Office on Aging, which certificate must be renewed annually within 120 days after the end of the provider's fiscal year. The Partnership is operating under a current Certificate of Registration, the expiration date of which is April 30, 1997. The Partnership plans to renew the Certificate of Registration prior to expiration.

         The Office on Aging Statute sets forth certain provisions that are required to be contained in the continuing care agreements with the residents.

         During 1995, the form of Return of Capital Plan Residency Agreement used was that which was previously approved by the Office on Aging in September 1991. The Traditional Plan Residency Agreement was approved by the Office on Aging in 1994. Both plans were offered during some or all of 1997.

         The Partnership obtained approval in September 1991 for a revised Domiciliary Care Residency Agreement which continued in use during 1997.

         To the best of the Partnership's knowledge, licenses and permits discussed above represent all authorizations required under Maryland law to operate the Project. Additional licensing and permit requirements, such as annual health department inspections and other matters, also apply to the operation of the Project. The Partnership believes that all necessary permits, licenses, and material authority has been obtained.

         MANAGER

         The Partnership has retained LCS to manage the Project. LCS is an Iowa corporation based in Des Moines, Iowa, specializing in the development and management of life care projects. LCS has been instrumental in the establishment, development, and/or management of more than 50 life care/ retirement communities throughout the United States. Since 1971, LCS has successfully developed 31 projects in 15 states and currently has several projects in pre-construction stages. LCS currently manages more than 53 life care and continuing care communities in 21 states, including two communities in Maryland. LCS is affiliated with the Partnership and NOREP through common ownership.

         Under the terms of the First Amended and Restated Management Agreement dated March 31, 1993, (the "Management Agreement") between the Partnership and LCS, LCS agreed to manage the Project for a period of five years from the date when at least 50% of the voting stock of both LCS and North Oaks Properties, Inc., ceases to be owned by employees of the ultimate parent company. Such event has not occurred.

         LCS's duties under the previous Management Agreement commenced in approximately September 1990, prior to occupancy of the Project and includes implementing operating procedures and overseeing operations; recruiting and training competent administration for the Project; hiring, training, and supervising the Partnership's staff for the Project (including bookkeeping); preparing periodic operating budgets and plans of operation for the Project; providing recommendations for maintaining, repairing, and improving the Project and all equipment and furnishings; and supervising the collection of all revenues and applying such revenues towards payment of expenses of the Project.

         LCS was paid (in 1997) a monthly management fee of $23,495. This fee is subject to adjustment each January 1, by the same percentage as the percentage increase, if any, in the Urban Consumer Price Index

         ("UCPI") for the immediately preceding December over the UCPI for the next preceding December, plus certain reimbursable expenses.

         The management fee may only be paid from the net cash flow of the Project, if any, and if not paid, will accrue and will bear interest at the per annum prime rate of Nation's Bank. LCS has agreed to defer receipt of its monthly management fee for any month until the Trustee has received the monthly principal and interest on the Bonds for such month.

         The Management Agreement can be terminated by the Partnership upon 10 days written notice to LCS in the event that LCS breaches the agreement or if LCS defaults on any of its obligations under the Development Agreement and fails to cure such default in a timely manner, or if LCS becomes bankrupt or insolvent. The Partnership believes that the terms of the Management Agreement are as favorable to the Partnership as could have been obtained with independent third parties.


ITEM 2.  PROPERTIES

The Project is located on approximately a 10.3 acre tract, which was formerly the site of a state hospital, in Owings Mills, a suburban area northwest of Baltimore City, Maryland.

The Project consists of 182 residential units and a health center with 31 comprehensive care beds and 15 domiciliary care beds. See "Business - the Project" for a more complete description of the Project.


ITEM 3.  LEGAL PROCEEDING

There is no material litigation pending against the North Oaks Partnership or the North Oaks Real Estate Partnership, nor to the knowledge of the Partnership or of NOREP is any litigation threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the Bondholders.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED BONDHOLDER MATTERS

(a)      Market Information

         There is no established public trading market for the Bonds.

(b)      Holder

         There are 1,529 bondholders as of December 31, 1997.


ITEM 6.  SELECTED FINANCIAL DATA

Below is selected financial data which should be read in conjunction with the financial statements and related notes included elsewhere herein.

                                         1993               1994              1995              1996               1997
                                   ----------------   -----------------  ---------------   ---------------   ---------------
As of December 31:
   Net Property and Equipment      $     34,100,700   $      33,474,942  $    32,637,223   $    31,950,275   $    31,261,046
                                   ================   =================  ===============   ===============   ===============
   Total Assets                    $     41,370,384   $      40,241,013  $    40,817,542   $    40,082,787   $    40,209,568
                                   ================   =================  ===============   ===============   ===============
   Mortgage Loans Payable (2)      $     36,850,760   $      36,940,170  $    39,045,007   $    38,579,224   $    39,778,729
                                   ================   =================  ===============   ===============   ===============
   Total Liabilities               $     41,503,046   $      42,312,695  $    44,722,755   $    45,194,305   $    46,201,146
                                   ================   =================  ===============   ===============   ===============
   Partner's Equity (Deficit)      $      (132,662)   $     (2,071,682)  $   (3,905,213)   $   (5,111,518)   $   (5,991,578)
                                   ================   =================  ===============   ===============   ===============
For the Year Ended December 31:
   Revenues (3)                    $      5,492,720   $       5,737,228  $     5,992,812   $     6,643,026   $     7,045,852
                                   ================   =================  ===============   ===============   ===============
   Net Loss (1) (3)                $    (2,047,239)   $     (1,939,020)  $   (1,899,131)   $   (1,206,305)   $     (880,060)
                                   ================   =================  ===============   ===============   ===============



(1) Loss per partner information is not presented because it is not meaningful. There have not been any cash distributions to the partners since formation of the Partnership. On August 8, 1989, the Partnership distributed its 98% interest in Gwynns Falls Limited Partnership ("GFLP") to its partners.

(2) Mortgage loans payable in 1993, 1994, and 1995 include the mortgage bonds payable and mortgage loans from residents which are secured by the property and equipment. In addition, 1994, 1995, 1996, and 1997 includes unamortized entrance fees relating to Traditional Plan Residency Agreements.

(3)      Occupancy of the Partnership's facility commenced December 26, 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overall Financial Conditions. The Partnership and NOREP do not have independent operating activities because of the Operating and Use Agreement and guarantees by NOREP of the Partnership's indebtedness. The partners are North Oaks Properties, Inc., and the Mullan-North Oaks Limited Partnership, described more fully below in "Directors and Executive Officers of the Registrants." Both the Partnership and NOREP are owned by the same partners and to the same extent by each partner. Consequently, the financial statements and this discussion are combined for presentation purposes.

In 1994's report it was noted that operational problems had been addressed and that resident services appeared to be improved. Also in 1994's report it was noted that the sales staff was expanded and that marketing was receiving considerable focus from management. The marketing plan included introduction of a Traditional Plan Residency Agreement which provided the opportunity to move into the community for an amount less than under the Return of Capital Residency Agreement.

The results of improved resident services and marketing effort were shown in 1995 when occupancy ended the year at 92%, having increased from 84% at the beginning of 1994. This positive trend continued in 1996 with occupancy reaching 96% in the fall of 1996. This is a significant achievement considering that during 1996 attrition was approximately 50% more than anticipated. During 1997, occupancy averaged 96%.

Entering residents have a higher than normal average age at entry, which management believes causes attrition in excess of normal actuarial levels to occur. Marketing must continue to receive careful attention, because market analysis previously presented indicates the markets' limited size.

Because an effective occupancy of greater than 90% was achieved prior to 1996, refinancing which could result in lower interest rates compared to rates of the current outstanding indebtedness, was pursued in 1996. The Partnership was advised by potential lenders that a period of demonstrated stabilized occupancy above 90% was necessary in order to realize the most favorable terms and conditions of refinancing. Having maintained such stabilized occupancy during 1997, the Partnership sought to refinance the Project during late 1997, and is currently negotiating terms and conditions with potential lenders for such refinancing.

The Partnership's working capital continues to improve, principally because of the substantial improvement in operating income. In 1995 the operating loss was approximately $459,000; in 1996 the operating income was approximately $183,000; in 1997 operating income was approximately $400,000.

Result of Operations.

In 1997, total revenues increased approximately 6% over total revenues in 1996. Effective January 1, 1997, monthly apartment and health center service fees were increased 4%. In addition, an increase in the average number of private patient days in the health center of 44% created this positive trend, offsetting the decline in non-refundable entrance fees due to fewer move-ins. In 1996, total revenues increased approximately 10.8% over total revenues in 1995. Effective January 1, 1996, apartment service fees increased 5%; plus the average occupancy increased 5.0% from 1995. These two factors increased the apartment service fees revenue, and when combined with the impact of higher occupancy on supervision fees and other revenue, approximates the increase in total revenue. In 1995, total revenues increased approximately 4.5% over 1994, due primarily to increased apartment service fees and non refundable entrance fees. In January 1995, the monthly resident service fees were increased 4.5%. Non refundable entrance fees increased in 1995 due to the increased move-ins coincident with increased occupancy. The monthly resident service fees were increased 6.5%.

In 1997, expenses increased approximately 2.9%, primarily because of increases in expenditures related to dietary services. These costs increased because of increases in total cost per meal served and the number of meals served during 1997 compared to 1996. Expenses in 1996 were essentially unchanged even though occupancy increased. The selling, general and administrative expense declined due to effective cost control, offsetting increases in other expense categories. In 1995, expenses increased approximately 4%. Additional staff was added for marketing and general management. Other categories of expenses in 1995 did not change significantly after considering certain reclassifications of costs. Expenses in 1994 were essentially unchanged from 1993 because of level occupancy.

Effective January 1, 1998, the monthly apartment service fee increased 4%.

The net (loss) before depreciation and amortization is $310,674, (36,392), (736,802), and (793,232) for the years 1997, 1996, 1995, and 1994 respectively.
The partners have offset the losses by advances discussed below.

Liquidity and Capital Resources. Net cash provided by operations in 1997 was substantially more than the cash used by operations in 1996. This was because of the improved net income. Net cash used by operating activities was substantially less in 1996 compared to 1995, primarily because of improved operations. Net cash used in operations increased in 1995 compared to 1994 primarily because accounts payable and accrued expenses declined.

Net cash used in investing activities increased in 1997 compared to 1996 due to the increase in funds held in escrow and whose use is limited; both of the changes occurred because of the increase in the health center reserve of approximately $176,000. Net cash used in investing activities was higher in 1996 than in 1995. During 1996, an increase in capital expenditures was offset by a decline in funds held in escrow and restricted cash. The net cash used in investing activities declined in 1995 compared to 1994 because less was expended on property and equipment, and the move-ins caused a decrease in funds held in escrow.

Net cash provided by financing activities increased in 1997 compared to 1996 primarily due to the increase in loans from residents ($312,000), increase in deferred contract revenues ($344,000), advances from LCS ($93,000), and increases in the number of prospective residents making reservations ($79,000). Net cash provided by financing activities declined substantially in 1996 compared to 1995 primarily because there were fewer loans from residents' move-ins net of repayment of loans from residents in 1996 than in 1995. Net cash provided by financing activities increased substantially due to more loans from residents in 1995 compared to 1994.

Residents, upon occupancy, make loans to the Partnership. The loans from residents, including deferred contract revenue, totaled $26,903,729 at December 31, 1997, and were initially used to retire the construction loan, which was paid off on June 30, 1992, the maturity date.

During the construction period and subsequently, LCS has advanced certain funds. These advances accrue interest at prime plus 1% and are $4,584,539 at December 31, 1997, an increase of $247,510 since December 31, 1996.

These advances are to be paid by the Partnership to LCS from the first available funds as defined in the NOP Partnership Agreement. LCS has agreed to defer payment of $3,934,539 of the December 31, 1997, balance due to LCS until no earlier than January 1, 1999.

The Partners have, since inception, contributed all initial Admission Fees to the Partnership. In addition, the Partners have since 1992 agreed to advance monies necessary to cover the excess of operating expenses for resident services over the related operating revenues from the residents. Such an agreement has been extended to 1998.

From the time of substantial completion of the construction of the project and until stabilization of occupancy, any additional required funding not provided by the long-term lenders and the residents will be provided under the terms of the Agreement of Partnership governing the management of the business and affairs of the Partnership (the "Partnership Agreement"). The Partnership Agreement provides that in the event the Partners are unable to obtain additional financing for the Partnership from other sources, each of the Partners shall make available when and as determined by the Partners, an amount based on their ownership percentage.

Given the above outlined arrangements with LCS and as amongst the Partners and based on capital calls to date, of which there were none in 1996, 1995 or 1994, the Partnership believes that there are adequate resources to achieve stabilized occupancy.

The long-term success of the project is dependent upon maintenance of adequate levels of occupancy and efficient operation of the project are also critical to the long-term success of the project.

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This recognition could result in a system failure or miscalculations causing disruptions of operations. Among other things, this problem could lead to a temporary inability to process transactions, send invoices, or engage in similar normal business transactions.

The Partners are addressing the Year 2000 Issue with the third-party providers of certain computing, communications, and administrative services, as well as its significant suppliers of services and products to determine the extent to which the Company is vulnerable to those parties' failure to remediate their own Year 2000 Issue. In certain instances it has received indemnity from losses which may arise from failure to address these issues. The Partners do not presently believe that third-party Year 2000 Issues will have a material adverse effect on the Partnership. However, there can be no guarantee that the systems of other companies on which the Partnership's operations or systems rely will be timely remediated or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on the Partnership.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 23 through 39 for financial statement information.


ITEM 9. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as such, has no directors or executive officers.

The Partnership has two general partners, North Oaks Properties, Inc. ("NOPI"), and the Mullan-North Oaks Limited Partnership ("MNOLP"), which have a 62.5% and 37.5% interest, respectively, in the Partnership and in NOREP.

North Oaks Properties, Inc. NOPI is an Iowa corporation formed on April 26, 1988. On February 28, 1995, NOPI's only shareholder and parent, Continuing Care Communities of America, Inc. (CCCA), an Iowa Corporation, changed its name to Home Health Care Services Corporation (HHCSC) at the time of HHCSC's merger into CCCA. At the same time, CCCA's only shareholder and parent, The Weitz Corporation (Weitz), an Iowa corporation, changed its name to LCS Holdings, Inc. (Holdings). Holdings, through one of its two principal subsidiary, LCS, engages in the development and operation of life care facilities across the United States. See "Business - Developer and Manager."

The directors and executive officers of NOPI are as follows:

Stan G. Thurston, age 51, has served as a director and President and Chief Operating Officer of NOPI since February, 1990. He has also served as a director and the President and Chief Operating Officer of LCS since 1990, being named President and CEO in March, 1995. He is a director, President, and CEO of Holdings since March 1995. Mr. Thurston joined LCS in 1977 as project development manager, was promoted to Vice President in 1979, and was responsible for managing LCS's nationwide development until February of 1987. From then until 1990, Mr. Thurston served as Vice President-Operations Management.

Stephen J. Hoover, age 47, has served as a director and Secretary of NOPI since March of 1995, and has been a director and Secretary for LCS and Holdings since March, 1995. Mr. Hoover joined LCS as Project Development Manager in 1984 and was promoted to Senior Project Development Manager in 1986. Mr. Hoover was named Vice President/Director of Development in 1987 and Senior Vice President of Marketing and Sales in 1991. Prior to 1984, Mr. Hoover served with The Weitz Company, Inc. as Project Engineer (1976), Construction Manager (1977), Project Manager (1978), and Senior Project Manager (1981).

Arthur V. Neis, age 57, a Certified Public Accountant, has served as the Treasurer and Chief Financial Officer of NOPI since February 1988, and has been the Treasurer and Chief Financial Officer of Holdings, LCS and Weitz since 1987. He is a director of Holdings since March 1995. Mr. Neis joined Weitz in 1986 as Controller. Prior to then, Mr. Neis was the Controller of Fru-Con Corporation, a construction company located in St. Louis, Missouri.

Edward R. Kenny, age 42, has served as the Senior Vice President of NOPI since April 1990, and has been the Senior Vice President of LCS, responsible for operations management since April 1990. He has been a Director of NOPI and Holdings since March 1995. Mr. Kenny joined LCS in 1979 as administrator-in-training, was promoted to administrator in 1980, and regional administrator in 1985 before being named Director of Operations Management in 1987.

Mary Harrison, age 47, has served as a director and Vice President of NOPI since March of 1995, and has been a Vice President/Director of Operations Management of LCS since 1992. Ms. Harrison joined LCS in 1981 as administrator-in-training and was promoted to administrator in 1983. In 1985, she was promoted to regional administrator and acquired responsibility for overseeing the various home health agencies affiliated with LCS. Ms. Harrison became an assistant director of operations management in 1990 and was promoted to Director of Operations Management in 1991.

All members of the Board of Directors of each of NOPI, Holdings, and LCS are elected by the stockholders of such companies at the annual stockholders' meeting for a term of one year; all of the officers of each of NOPI, Holdings, and LCS are appointed by the directors of such companies at the annual directors' meeting and serve for a term of one year.

The Mullan-North Oaks Limited Partnership. The Mullan-North Oaks Limited Partnership is a limited partnership formed under the laws of the State of Maryland in 1984.

The general partner of Mullan-North Oaks Limited Partnership is Rosedale Company, Inc. a Maryland corporation whose directors are Thomas F. Mullan, III, Norman W. Wilder, and J. Patrick Mullan. Rosedale Company, Inc. is 51% owned by Thomas F. Mullan, III and 49% by J. Patrick Mullan, and is an affiliate of The Mullan Contracting Company, which was the general contractor for the Project.

Thomas F. Mullan III, age 54, serves as President and Treasurer of Rosedale Company, Inc. and has served in such capacities since Rosedale Company, Inc.'s formation in September of 1986. Mr. Mullan served as the Chairman and Chief Executive Officer of both Mullan Contracting Company, Inc. and Mullan Enterprises, Inc. for the past seven years, and owns 51% of the common stock of Mullan Enterprises, Inc.

Norman W. Wilder, age 37, is Vice President and Treasurer of Rosedale Company, Inc. and President and Treasurer of Mullan Enterprises, Inc., Mr. Wilder has served as the Chief Financial Officer of Rosedale Company, Inc. and other Mullan Enterprises, Inc.'s affiliates since June 1991. Prior to June 1991, Mr. Wilder was employed by the accounting firm of Wolpoff & Company for five years.

J. Patrick Mullan, age 49, has been the Secretary of Rosedale and MEI for the past 7 years, and owns 48% of the common stock of MEI. J. Patrick Mullan is a project manager for Mullan, and is a brother of Thomas F. Mullan III.

Thomas F. Mullan, III, J. Patrick Mullan, and Norman W. Wilder are the directors of Mullan Enterprises, Inc. and The Mullan Contracting Company, Inc.

Directors of all of Rosedale Company, Inc., The Mullan Contracting Company, and Mullan Enterprises, Inc. are each elected by the stockholders of such companies to serve for a term of one year; officers are appointed by the directors of such companies and serve for a term of one year.


ITEM 11. EXECUTIVE COMPENSATION

None


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On January 28, 1995, shareholders of Weitz approved a Split-Off Agreement and Plans of Reorganization (Plan), which was effective March 1, 1995. Pursuant to this Plan, Weitz split-off certain of its subsidiaries in a partially tax free exchange of stock with certain of its shareholders and changed its name to LCS Holdings, Inc.

Following this transaction, and as of December 31, 1997, the following table sets forth certain information as to the number of shares of common stock of Holdings owned by (i) each person who is known by Holdings to own beneficially 5% or more of the Holdings common stock, (ii) each director of Holdings, and
(iii) all directors and officers of Holdings as a group. As of such date, there were 38,842 shares of Holdings common stock outstanding. Holdings common stock was the only class of voting securities of Holdings outstanding.

                                                               Amount and Nature                    Percent
         Name and Address (2)                           of Beneficial Ownership (1)(4)             of Class
         --------------------                           ------------------------------             --------
        Stan G. Thurston, Director                                   20,330          (3)             51.8%
        President & CEO



                                                               Amount and Nature                    Percent
         Name and Address (2)                           of Beneficial Ownership (1)(4)             of Class
         --------------------                           ------------------------------             --------

        Stephen J. Hoover, Director                                  16,338          (3)             41.7%
        Senior Vice President of Marketing & Sales

        Arthur V. Neis, Director                                     14,530          (3)             37.5%
        Treasurer & CFO

        Edward R. Kenny, Director                                    13,923          (3)             35.5%
        Senior Vice President/Operations Management

        Mary J. Harrison, Director                                   13,587          (3)             34.6%
        Vice President/Director of Operations Management

        LCS Holdings, Inc.                                           12,611                          32.7%
        Employee Stock Ownership Plan
        c/o Bankers Trust, N.A., Trustee
        665 Locust
        Des Moines, IA  50309

        Joseph M. Brucella, Director                                    963                           2.5%
        Vice President/Director of Operations Management

        Malcolm K. Booher, Director                                   1,327                           3.4%
        Vice President/Director of Operations Management

        Rick W. Exline, Director                                      1,025                           2.6%
        Vice President/Director of Operations Management

        Lise Everly, Director                                             0                             0%
        Director of Human Resources

        Kent C. Larson, Director                                      1,176                           3.0%
        Vice President/Director of Project Development

        Joseph A. Martin, Director                                    1,316                           3.4%
        Vice President/Director of Operations Management

        Edward J. Nichols, Director                                     970                           2.5%
        Director of Finance & Property Development

        Richard L. Seibert, Director                                    909                           2.3%
        Director of Corporate Marketing/Consulting

        Terrance M. Ward, Director                                    1,124                           2.9%
        Vice President/Director of Occupancy Development

        All Officers and Directors as a group (14 persons)           37,074          (3)             94.5%


--------------

(1) Except as otherwise indicated, each shareholder has sole power to vote and to dispose of all of the Holdings common stock listed opposite their name.

(2) Address is c/o LCS Holdings, Inc., 800 Second Avenue, Suite 200, Des Moines, Iowa 50309, unless otherwise noted.

(3) Includes 12,611 shares held by the LCS Holdings, Inc. Employee Stock Ownership Plan over which the individual shares voting power and investment power as a member of the ESOP Committee for the Plan.

(4) All directors participate in a Director Stock Compensation Plan which has granted each the right to exercise an option for up to 150 shares of stock of LCS Holdings, Inc. at a price per share that is less than the fair market value at the date of the grant. Such options expire March 31, 2004.


The following table sets forth as of December 31, 1996 certain information as to the number of shares of non-voting preferred stock of Holdings owned by (i) each person who is known by Holdings to own beneficially five percent (5%) or more of the Holdings preferred stock, (ii) each director of Holdings, and (iii) all directors and officers of Holdings as a group. As of such date there were 20,000 shares of Holdings preferred stock outstanding and the Holdings non-voting preferred stock outstanding was the only class of equity security of Holdings outstanding other than shares of Holdings common stock referenced above.

                                              Amount and Nature          Percent
    Name and Address                     of Beneficial Ownership (1)    of Class
    ----------------                     ---------------------------    --------

   Essex Meadows, Inc. and subsidiaries             20,000                 100%
   800 Second Avenue, Suite 110
   Des Moines, IA  50309

(1) Direct ownership is held by a wholly owned subsidiary of Essex Meadows, Inc.

During 1997, Holdings redeemed all of the preferred stock held by Essex Meadows, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Manager. See also "Narrative Description of Business Manager." The Partnership has retained LCS to manage the Project. LCS is affiliated with the Partnership through common ownership. See "Business Manager." As of December 31, 1995, LCS has advanced to the Partnership approximately $4,584,539 including interest, which funds have been used to defray certain development, marketing, and other costs of the Project to date.

LCS has procured on behalf of the Partnership a Letter of Credit in favor of the Trustee (the "Bond L/C") in the stated amount of $500,000. The Bond L/C must remain available to the Trustee until the General Reserve Fund reaches $1,900,000.

Amounts under the Bond L/C will be available to the Trustee to pay the principal of and interest on the Bonds (or to pay any other amounts due and unpaid under the Indenture) in the event that the Partnership fails to make required deposits in the Debt Service Reserve Fund or the Bond Fund, or upon the occurrence of an Event of Default under the Indenture.

The Partnership has reimbursed LCS for the costs of obtaining the Bond L/C, but LCS did not receive any fee from the Partnership in connection with the Letter of Credit.

Partnership - NOREP. The Partnership and NOREP have entered into the Operating and Use Agreement, which obligates the Partnership to develop, operate, and manage the Project at its expense, and if necessary, for federal income tax purposes, to pay to NOREP an annual use fee equal to NOREP's projected taxable loss for federal income tax purposes for each year. No such annual use fee has been paid. During the term of the Operating and Use Agreement, the Partnership has the right to receive and retain all revenues from the Project. The Operating and Use Agreement will terminate upon the dissolution, liquidation, or other termination of the Partnership or upon acceleration by the Trustee of the principal of and accrued interest on the Bonds following an Event of Default under the Indenture.

Under the Operating and Use Agreement, NOREP has guaranteed the performance by the Partnership of its obligations under the Residency Agreements. The covenants, agreements, and undertakings contained in the Operating and Use Agreement are for the express benefit of, and are expressly enforceable by, residents of the Project.

Trustee's Counsel. Davis, Brown, Koehn, Shors & Roberts, P.C., Des Moines, Iowa ("Davis, Brown"), has acted as Trustee's counsel in connection with the issuance of the 1992 Series I Bonds. A. Arthur Davis, a partner at Davis, Brown was a director of The Weitz Corporation through February, 1995. David S. Strutt, an employee of Weitz Construction, served as General Counsel and Secretary through February, 1995 of Chestnut Village, LCS, The Weitz Corporation and Weitz Construction and was formerly a partner at Davis, Brown.

During 1997, Donald J. Brown, a partner at Davis, Brown, has been outside general counsel to LCS and Holdings.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                       Page No.
(a)      Documents Filed as a Part Hereof

         (1)      Financial Statements

                  Independent Auditors' Report                                                           23

                  Separate and Combined Balance Sheets, December 31, 1997 and 1996                       24

                  Separate and Combined Statements of Operations for years ended
                  December 31, 1997, 1996, and 1995                                                      26

                  Separate and Combined Statements of Partners' Equity (Deficit) for
                  the years ended December 31, 1997, 1996, and 1995                                      29

                  Separate and Combined Statements of Cash Flows, years ended
                  December 31, 1997, 1996, and 1995                                                      30

                  Notes to Separate and Combined Financial Statements                                    33

         (2)      Index to Exhibits. The Exhibits listed on the Index to Exhibits appearing on page      40


(b)      Reports on Form 8-K

         None

                          INDEPENDENT AUDITORS' REPORT


The Partners
North Oaks Partnership and
North Oaks Real Estate Partnership:

We have audited the accompanying separate and combined balance sheets of North Oaks Partnership and North Oaks Real Estate Partnership as of December 31, 1997 and 1996, and the related separate and combined statements of operations, partners' equity (deficit), and cash flows of North Oaks Partnership and North Oaks Real Estate Partnership for the years ended December 31, 1997, 1996, and 1995. These separate and combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these separate and combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the separate and combined financial statements referred to above present fairly, in all material respects, the separate and combined financial position of North Oaks Partnership and North Oaks Real Estate Partnership as of December 31, 1997 and 1996, and the separate and combined results of their operations and their cash flows for the years ended December 31, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP


Des Moines, Iowa
March 13, 1998

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                      SEPARATE AND COMBINED BALANCE SHEETS


                                                                                       December 31, 1997
                                                                        -------------------------------------------------
                                                                                           North Oaks
                                                                         North Oaks        Real Estate         Combined
                                                                        Partnership        Partnership       partnerships
                                                                        ------------       ------------      ------------
                                  Assets
                                  ------
Current assets:
      Cash and cash equivalents                                         $  3,721,494               --           3,721,494
      Accounts receivable:
         Trade                                                               358,186               --             358,186
         Affiliate                                                             7,672               --               7,672
      Assets limited as to use - required
        for current liabilities (note 3)                                     724,620               --             724,620
      Prepaid expenses                                                       231,169               --             231,169
      Other assets                                                            23,756               --              23,756
                                                                        ------------       ------------      ------------
                  Total current assets                                     5,066,897               --           5,066,897
                                                                        ------------       ------------      ------------
Assets limited as to use - debt service funds, net of
      amounts required for current liabilities (note 3)                    1,600,703               --           1,600,703
Funds held in escrow                                                         121,670               --             121,670
Property and equipment (note 4)                                                 --           36,541,905        36,541,905
      Less accumulated depreciation                                             --            5,280,859         5,280,859
                                                                        ------------       ------------      ------------
                  Net property and equipment                                    --           31,261,046        31,261,046
                                                                        ------------       ------------      ------------
Costs of acquiring initial continuing-care contracts,
      net of accumulated amortization of $1,244,759                        1,452,218               --           1,452,218
Deferred financing costs, net of
      accumulated amortization of $396,872                                   707,034               --             707,034
                                                                        ------------       ------------      ------------
                                                                        $  8,948,522         31,261,046        40,209,568
                                                                        ============       ============      ============
                Liabilities and Partners' Equity (Deficit)
Current liabilities:
      Accounts payable:
          Life Care Services Corporation, current portion (note 2)      $    650,000               --             650,000
          Trade                                                              165,197               --             165,197
      Accrued expenses                                                       224,431               --             224,431
      Advance deposits                                                       121,670               --             121,670
      Refunds in process                                                     314,100               --             314,100
      Accrued interest - mortgage bonds                                      559,620               --             559,620
      Current installment of mortgage bonds payable (note 5)                 165,000               --             165,000
                                                                        ------------       ------------      ------------
                  Total current liabilities                                2,200,018               --           2,200,018
Payable to Life Care Services Corporation,
     excluding current portion (note 2)                                    3,934,539               --           3,934,539
Refundable deposits                                                          452,860               --             452,860
Deferred contract revenue                                                    987,839               --             987,839
Mortgage bonds payable, excluding current installment (note 5)            12,875,000               --          12,875,000
Mortgage loans from residents (note 6)                                    25,750,890               --          25,750,890
                                                                        ------------       ------------      ------------
                  Total liabilities                                       46,201,146               --          46,201,146
Partners' equity (deficit)                                               (37,252,624)        31,261,046        (5,991,578)
Commitments and contingencies (note 10)
                                                                        ------------       ------------      ------------
                                                                        $  8,948,522         31,261,046        40,209,568
                                                                        ============       ============      ============


See accompanying notes to separate and combined financial statements.

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                      SEPARATE AND COMBINED BALANCE SHEETS


                                                                                       December 31, 1996
                                                                        -------------------------------------------------
                                                                                           North Oaks
                                                                          North Oaks       Real Estate         Combined
                                                                         Partnership       Partnership       partnerships
                                                                        ------------       ------------      ------------
                                  Assets
                                  ------
Current assets:
      Cash and cash equivalents                                         $  2,721,397               --           2,721,397
      Accounts receivable:
         Trade                                                               443,575               --             443,575
         Affiliate                                                             2,153               --               2,153
      Assets limited as to use - required
        for current liabilities (note 3)                                     708,110               --             708,110
      Prepaid expenses                                                       176,664               --             176,664
      Other assets                                                            23,029               --              23,029
                                                                        ------------       ------------      ------------
                  Total current assets                                     4,074,928               --           4,074,928
                                                                        ------------       ------------      ------------
Assets limited as to use - debt service funds, net of
      amounts required for current liabilities (note 3)                    1,579,805               --           1,579,805
Funds held in escrow                                                          60,380               --              60,380
Property and equipment (note 4)                                                 --           36,345,424        36,345,424
      Less accumulated depreciation                                             --            4,395,149         4,395,149
                                                                        ------------       ------------      ------------
                  Net property and equipment                                    --           31,950,275        31,950,275
                                                                        ------------       ------------      ------------
Costs of acquiring initial continuing-care contracts,
      net of accumulated amortization of $1,037,299                        1,659,678               --           1,659,678
Deferred financing costs, net of
      accumulated amortization of $346,185                                   757,721               --             757,721
                                                                        ------------       ------------      ------------
                                                                        $  8,132,512         31,950,275        40,082,787
                                                                        ============       ============      ============
                Liabilities and Partners' Equity (Deficit)
Current liabilities:
      Accounts payable:
          Life Care Services Corporation, current portion (note 2)      $    650,000               --             650,000
          Trade                                                              238,895               --             238,895
      Accrued expenses                                                       207,436               --             207,436
      Advance deposits                                                        80,380               --              80,380
      Refunds in process                                                     604,350               --             604,350
      Accrued interest - mortgage bonds                                      563,109               --             563,109
      Current installment of mortgage bonds payable (note 5)                 145,000               --             145,000
                                                                        ------------       ------------      ------------
                  Total current liabilities                                2,489,170               --           2,489,170
Payable to Life Care Services Corporation,
     excluding current portion (note 2)                                    3,687,029               --           3,687,029
Refundable deposits                                                          438,882               --             438,882
Deferred contract revenue                                                    548,624               --             548,624
Mortgage bonds payable, excluding current installment (note 5)            13,040,000               --          13,040,000
Mortgage loans from residents (note 6)                                    24,990,600               --          24,990,600
                                                                        ------------       ------------      ------------
                  Total liabilities                                       45,194,305               --          45,194,305
Partners' equity (deficit)                                               (37,061,793)        31,950,275        (5,111,518)
Commitments and contingencies (note 10)
                                                                        ------------       ------------      ------------
                                                                        $  8,132,512         31,950,275        40,082,787
                                                                        ============       ============      ============


See accompanying notes to separate and combined financial statements.

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                 SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1997


                                                                   North Oaks
                                                  North Oaks       Real Estate         Combined
                                                 Partnership       Partnership       partnerships
                                                 -----------       -----------       -----------
Revenues:
      Apartment service fees                     $ 4,866,413              --           4,866,413
      Health center fees                           1,537,690              --           1,537,690
      Nonrefundable entrance fees                    401,165              --             401,165
      Supervision fees                               143,555              --             143,555
      Other                                           97,029              --              97,029
                                                 -----------       -----------       -----------
              Total revenues                       7,045,852              --           7,045,852
                                                 -----------       -----------       -----------
Expenses:
      Selling, general, and administrative         1,320,807              --           1,320,807
      Plant operations                               760,300              --             760,300
      Environmental services                         379,746              --             379,746
      Dietary                                      1,508,039              --           1,508,039
      Medical and resident care                    1,486,970              --           1,486,970
      Depreciation and amortization                  258,148           932,586         1,190,734
                                                 -----------       -----------       -----------
              Total expenses                       5,714,010           932,586         6,646,596
                                                 -----------       -----------       -----------
              Income (loss) from operations        1,331,842          (932,586)          399,256
                                                 -----------       -----------       -----------
Other income (expense):
      Interest income                                273,633              --             273,633
      Interest expense                            (1,552,949)             --          (1,552,949)
                                                 -----------       -----------       -----------
              Total other expense                 (1,279,316)             --          (1,279,316)
                                                 -----------       -----------       -----------
              Net income (loss)                  $    52,526          (932,586)         (880,060)
                                                 ===========       ===========       ===========


See accompanying notes to separate and combined financial statements.

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                 SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996


                                                                   North Oaks
                                                  North Oaks       Real Estate         Combined
                                                 Partnership       Partnership       partnerships
                                                 -----------       -----------       -----------
Revenues:
      Apartment service fees                     $ 4,551,889              --           4,551,889
      Health center fees                           1,386,161              --           1,386,161
      Nonrefundable entrance fees                    491,763              --             491,763
      Supervision fees                               141,695              --             141,695
      Other                                           71,518              --              71,518
                                                 -----------       -----------       -----------
              Total revenues                       6,643,026              --           6,643,026
                                                 -----------       -----------       -----------
Expenses:
      Selling, general, and administrative         1,342,669              --           1,342,669
      Plant operations                               776,384              --             776,384
      Environmental services                         306,858              --             306,858
      Dietary                                      1,389,955              --           1,389,955
      Medical and resident care                    1,474,085              --           1,474,085
      Depreciation and amortization                  258,148           911,765         1,169,913
                                                 -----------       -----------       -----------
              Total expenses                       5,548,099           911,765         6,459,864
                                                 -----------       -----------       -----------
              Income (loss) from operations        1,094,927          (911,765)          183,162
                                                 -----------       -----------       -----------
Other income (expense):
      Interest income                                173,024              --             173,024
      Interest expense                            (1,562,491)             --          (1,562,491)
                                                 -----------       -----------       -----------
              Total other expense                 (1,389,467)             --          (1,389,467)
                                                 -----------       -----------       -----------
              Net loss                           $  (294,540)         (911,765)       (1,206,305)
                                                 ===========       ===========       ===========


See accompanying notes to separate and combined financial statements.

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                 SEPARATE AND COMBINED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1995


                                                                    North Oaks
                                                  North Oaks       Real Estate         Combined
                                                 Partnership       Partnership       partnerships
                                                 -----------       -----------       -----------
Revenues:
      Apartment service fees                     $ 3,977,488              --           3,977,488
      Health center fees                           1,384,108              --           1,384,108
      Nonrefundable entrance fees                    442,343              --             442,343
      Supervision fees                               134,166              --             134,166
      Other                                           54,707              --              54,707
                                                 -----------       -----------       -----------
              Total revenues                       5,992,812              --           5,992,812
                                                 -----------       -----------       -----------
Expenses:
      Selling, general, and administrative         1,487,583              --           1,487,583
      Plant operations                               770,519              --             770,519
      Environmental services                         317,789              --             317,789
      Dietary                                      1,272,431              --           1,272,431
      Medical and resident care                    1,440,990              --           1,440,990
      Depreciation and amortization                  258,148           904,181         1,162,329
                                                 -----------       -----------       -----------
              Total expenses                       5,547,460           904,181         6,451,641
                                                 -----------       -----------       -----------
              Income (loss) from operations          445,352          (904,181)         (458,829)
                                                 -----------       -----------       -----------
Other income (expense):
      Interest income                                138,508              --             138,508
      Interest expense                            (1,579,110)             --          (1,579,110)
      Other income                                       300              --                 300
                                                 -----------       -----------       -----------
              Total other expense                 (1,440,302)             --          (1,440,302)
                                                 -----------       -----------       -----------
              Net loss                           $  (994,950)         (904,181)       (1,899,131)
                                                 ===========       ===========       ===========


See accompanying notes to separate and combined financial statements.

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
         SEPARATE AND COMBINED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                      North Oaks
                                                   North Oaks         Real Estate          Combined
                                                   Partnership        Partnership        partnerships
                                                   ------------       ------------       ------------
Partners' equity (deficit)
      at December 31, 1994                         $(35,546,624)        33,474,942         (2,071,682)
Distribution to partners of property (note 1)           (66,462)              --              (66,462)
Contributions from partners
      of property (note 1)                                 --               66,462             66,462
Contributions from partners -
     assignment of entrance fees                         65,600               --               65,600
Net loss                                               (994,950)          (904,181)        (1,899,131)
                                                   ------------       ------------       ------------
Partners' equity (deficit)
      at December 31, 1995                          (36,542,436)        32,637,223         (3,905,213)
Distribution to partners of property (note 1)          (224,817)              --             (224,817)
Contributions from partners
      of property (note 1)                                 --              224,817            224,817
Net loss                                               (294,540)          (911,765)        (1,206,305)
                                                   ------------       ------------       ------------
Partners' equity (deficit)
      at December 31, 1996                          (37,061,793)        31,950,275         (5,111,518)
Distribution to partners of property (note 1)          (243,357)              --             (243,357)
Contributions from partners
      of property (note 1)                                 --              243,357            243,357
Net income (loss)                                        52,526           (932,586)          (880,060)
                                                   ------------       ------------       ------------
Partners' equity (deficit)
      at December 31, 1997                         $(37,252,624)        31,261,046         (5,991,578)
                                                   ============       ============       ============


See accompanying notes to separate and combined financial statements.

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                 SEPARATE AND COMBINED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997


                                                                                   North Oaks
                                                                 North Oaks        Real Estate       Combined
                                                                 Partnership       Partnership       partnerships
                                                                 -----------       -----------       -----------
Cash flows from operating activities:
      Net income (loss)                                          $    52,526          (932,586)         (880,060)
      Depreciation and amortization                                  258,147           932,586         1,190,733
      Amortization of entrance fees                                  (74,685)             --             (74,685)
      Decrease in accounts receivable                                 79,870              --              79,870
      Increase in prepaid expenses and other assets                  (55,232)             --             (55,232)
      Decrease in accounts payable and accrued expenses              (56,703)             --             (56,703)
      Decrease in accrued  interest - mortgage bonds                  (3,489)             --              (3,489)
                                                                 -----------       -----------       -----------
             Net cash provided by operating activities               200,434              --             200,434
                                                                 -----------       -----------       -----------
Cash flows from investing activities:
      Payments for property and equipment                           (243,357)             --            (243,357)
      Increase in funds held in escrow                               (61,290)             --             (61,290)
      Increase in cash invested in assets limited as to use          (37,408)             --             (37,408)
                                                                 -----------       -----------       -----------
             Net cash used in investing activities                  (342,055)             --            (342,055)
                                                                 -----------       -----------       -----------
Cash flows from financing activities:
      Bond principal payments                                       (145,000)             --            (145,000)
      Advances from Life Care Services Corporation, net              247,509              --             247,509
      Refundable fees received, net of refunds                       513,900              --             513,900
      Loans from residents                                         4,362,900              --           4,362,900
      Repayment of loans from residents                           (3,892,860)             --          (3,892,860)
      Refundable deposits, net                                        55,269              --              55,269
                                                                 -----------       -----------       -----------
             Net cash provided by financing activities             1,141,718              --           1,141,718
                                                                 -----------       -----------       -----------
             Net increase in cash and cash equivalents             1,000,097              --           1,000,097
Cash and cash equivalents at beginning of year                     2,721,397              --           2,721,397
                                                                 -----------       -----------       -----------
Cash and cash equivalents at end of year                         $ 3,721,494              --           3,721,494
                                                                 ===========       ===========       ===========
Supplemental disclosure of cash flow information:
      Interest paid                                              $ 1,347,875              --           1,347,875
                                                                 ===========       ===========       ===========
Supplemental disclosures of noncash financing activities:
       Distributions to partners of property (note 1)            $   243,357              --             243,357
       Contributions from partners of property (note 1)                 --             243,357           243,357
                                                                 ===========       ===========       ===========


See accompanying notes to separate and combined financial statements.

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                 SEPARATE AND COMBINED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996


                                                                                    North Oaks
                                                                  North Oaks       Real Estate        Combined
                                                                 Partnership       Partnership       partnerships
                                                                 -----------       -----------       -----------
Cash flows from operating activities:
      Net loss                                                   $  (294,540)         (911,765)       (1,206,305)
      Depreciation and amortization                                  258,148           911,765         1,169,913
      Amortization of entrance fees                                  (34,283)             --             (34,283)
      Increase in accounts receivable                               (174,036)             --            (174,036)
      Decrease in prepaid expenses and other assets                    8,340              --               8,340
      Increase in accounts payable and accrued expenses              197,687              --             197,687
      Decrease in accrued  interest - mortgage bonds                  (5,766)             --              (5,766)
                                                                 -----------       -----------       -----------
             Net cash used in operating activities                   (44,450)             --             (44,450)
                                                                 -----------       -----------       -----------
Cash flows from investing activities:
      Payments for property and equipment                           (224,818)             --            (224,818)
      Decrease in funds held in escrow                                66,300              --              66,300
      Decrease in cash invested in assets limited as to use           82,350              --              82,350
                                                                 -----------       -----------       -----------
             Net cash used in investing activities                   (76,168)             --             (76,168)
                                                                 -----------       -----------       -----------
Cash flows from financing activities:
      Bond principal payments                                       (135,000)             --            (135,000)
      Advances from Life Care Services Corporation, net              154,578              --             154,578
      Refundable fees received, net of refunds                       169,600              --             169,600
      Loans from residents                                         4,050,470              --           4,050,470
      Repayment of loans from residents                           (3,902,220)             --          (3,902,220)
      Refundable deposits, net                                       (23,516)             --             (23,516)
                                                                 -----------       -----------       -----------
             Net cash provided by financing activities               313,912              --             313,912
                                                                 -----------       -----------       -----------
             Net increase in cash and cash equivalents               193,294              --             193,294
Cash and cash equivalents at beginning of year                     2,528,103              --           2,528,103
                                                                 -----------       -----------       -----------
Cash and cash equivalents at end of year                         $ 2,721,397              --           2,721,397
                                                                 ===========       ===========       ===========
Supplemental disclosure of cash flow information:
      Interest paid                                              $ 1,361,969              --           1,361,969
                                                                 ===========       ===========       ===========
Supplemental disclosures of noncash financing activities:
       Distributions to partners of property (note 1)            $   224,817              --             224,817
       Contributions from partners of property (note 1)                 --             224,817           224,817
                                                                 ===========       ===========       ===========


See accompanying notes to separate and combined financial statements.

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP
                 SEPARATE AND COMBINED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1995

                                                                              North Oaks
                                                            North Oaks        Real Estate    Combined
                                                            Partnership       Partnership   partnerships
                                                            -----------     -----------     -----------
Cash flows from operating activities:
   Net loss                                                 $  (994,950)       (904,181)     (1,899,131)
   Depreciation and amortization                                258,148         904,181       1,162,329
   Amortization of entrance fees                                (26,893)           --           (26,893)
   Decrease in accounts receivable                               31,014            --            31,014
   Decrease in prepaid expenses and other assets                 16,494            --            16,494
   Decrease in accounts payable and accrued expenses            (70,823)           --           (70,823)
   Decrease in accrued  interest - mortgage bonds                (5,125)           --            (5,125)
                                                            -----------     -----------     -----------
            Net cash used in operating activities              (792,135)           --          (792,135)
                                                            -----------     -----------     -----------

Cash flows from investing activities:
   Payments for property and equipment                          (66,462)           --           (66,462)
   Decrease in funds held in escrow                             113,201            --           113,201
   Increase in cash invested in assets limited as to use        (86,805)           --           (86,805)
                                                            -----------     -----------     -----------
            Net cash used in investing activities               (40,066)           --           (40,066)
                                                            -----------     -----------     -----------

Cash flows from financing activities:
   Bond principal payments                                     (120,000)           --          (120,000)
   Advances from Life Care Services Corporation, net            263,473            --           263,473
   Refundable fees received, net of refunds                     440,200            --           440,200
   Loans from residents                                       4,741,460            --         4,741,460
   Repayment of loans from residents                         (2,914,930)           --        (2,914,930)
   Refundable deposits, net                                     102,698            --           102,698
   Contributions from partners                                   65,600            --            65,600
                                                            -----------     -----------     -----------
            Net cash provided by financing activities         2,578,501            --         2,578,501
                                                            -----------     -----------     -----------
            Net increase in cash and cash equivalents         1,746,300            --         1,746,300

Cash and cash equivalents at beginning of year                  781,803            --           781,803
                                                            -----------     -----------     -----------
Cash and cash equivalents at end of year                    $ 2,528,103            --         2,528,103
                                                            ===========     ===========     ===========
Supplemental disclosure of cash flow information:
   Interest paid                                            $ 1,374,525            --         1,374,525
                                                            ===========     ===========     ===========
Supplemental disclosures of noncash financing activities:
   Distributions to partners of property (note 1)           $    66,462            --            66,462
   Contributions from partners of property (note 1)                --            66,462          66,462
                                                            ===========     ===========     ===========

See accompanying notes to separate and combined financial statements.

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

               NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

         NorthOaks Partnership (NOP), a general partnership, was formed in 1984 to acquire land and develop, operate, and manage a life care facility called North Oaks Retirement Community (Community). The partners are North Oaks Properties, Inc. (NOPI), having a 62.5 percent interest, and Mullan North Oaks Limited Partnership (MNOLP), having a 37.5 percent interest.

         NorthOaks Real Estate Partnership (NOREP), a general partnership, was formed on June 30, 1989, to hold title to property developed for use as a life care facility by NOP. The ownership of NOREP is the same as NOP.

         On August 8, 1989, NOP transferred its ownership interests in its land and construction in progress to its partners, who then transferred such ownership to NOREP. Additional transfers are being made as costs are incurred. The transfers are recorded at historical cost. Concurrent with the initial transfer, NOP and NOREP entered into a long-term operating and use agreement. The agreement grants NOP use of the property until dissolution, liquidation, or other termination of NOP, unless otherwise terminated by mutual agreement. NOREP has also guaranteed certain indebtedness of NOP, as described in note 10. Because the Partnerships have common ownership and do not have independent operating activities, the accompanying financial statements present the separate and combined financial statements of NOP and NOREP.

         Description of Business

         NOP and NOREP (the Partnerships) own and operate a life care retirement community designed for the elderly, located in Owings Mills, Baltimore County, Maryland. The Community is intended to address the needs of individuals, age 65 or older, who are in good health, but who no longer desire to reside in their own homes or apartments. The facility is designed to create a total living environment specifically adapted to the requirements of its residents. The Partnerships conduct business in only one business segment: service-enhanced housing for senior adults.

         Cash Equivalents

         Cash equivalents consist primarily of money market funds. Cash equivalents at December 31, 1997 and 1996, were $2,519,487 and $2,223,631, respectively.

         There is a requirement of the state of Maryland that an operating reserve be established in the amount of 15 percent of operating expenses excluding depreciation and amortization. The Partnerships have the required amount of $818,400 for the operating reserve included in cash and cash equivalents at December 31, 1997.

         Assets Limited As To Use

         Assets limited as to use are held by a trustee in accordance with the trust indenture relating to the mortgage bonds.

                                                                     (Continued)

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

         NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS,
         CONTINUED

         Property and Equipment

         Property and equipment are carried at cost. Depreciation is computed using a straight-line method over the estimated useful lives of the respective assets. The cost of maintenance and repairs is expensed as incurred; significant renewals are capitalized.

         The Partnerships adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Adoption of SFAS 121 had no significant impact on the financial statements.

         Costs of Acquiring Initial Continuing-Care Contracts

         Costs of acquiring initial continuing-care contracts include those costs incurred that result from and are essential to originating initial contracts. These costs are being amortized using the straight-line basis over the average expected remaining lives of the initial residents under contract.

         Deferred Financing Costs

         Deferred financing costs are amortized over the period to maturity of the mortgage bonds using the interest method.

         Deposits

         Advance deposits consist of deposits made by prospective residents to be placed on a wait list for an apartment type of their choice. The deposit is refundable until the prospective resident offers to become a resident of any available apartment of the type desired. Upon execution of a residency agreement, the deposit is applied towards the admission fee due.

         Refundable deposits include admission fee deposits from prospective residents and deposits for final month's fees from residents.

         Revenues

         Entrance fees are recognized as revenue when the right to access a housing unit is established through the closing of the transaction. A supervisory fee established upon occupancy for each resident is payable monthly. These fees are not refundable and are unrestricted as to use by the Partnerships.

         A loan from the resident entitles the resident to the use and privileges of the facility for life. To the extent the loans are subject to interest expense, NOP receives revenue from the residents in the same amount. These interest payments are netted on billings to the residents, have no effect on operating results, and are not reported in the financial statements.

                                                                     (Continued)

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

         NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS,
         CONTINUED

         Revenues, Continued

         Residents pay a monthly service fee, determined annually. The residency agreement provides that residents pay the funds required to operate the Community, which includes all operating expenses, debt service for nonresident debt, repairs and replacements, capital improvements, and working capital. The monthly service fee may only be used for purposes specified in the residency agreements.

         Income Taxes

         Income and losses of the Partnerships are included in the income tax returns of the partners. Accordingly, the financial statements reflect no provision for income taxes.

         Use of Estimates

         Management of the Partnerships has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Reclassifications

         Certain items in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 financial statement presentation.

(2)      TRANSACTIONS WITH AFFILIATES

         NOP has a management agreement with Life Care Services Corporation
         (LCS). LCS is an affiliate of NOP through common ownership. Under terms of the agreement, LCS will supervise certain accounting functions and the operations of the Community. In connection with the management agreement, NOP incurred fees to LCS of $281,940, $272,592, and $265,944 in 1997, 1996, and 1995, respectively. In conjunction with its management role, LCS routinely advances funds for miscellaneous Partnership purposes for which it is subsequently reimbursed.

         In accordance with the terms of the NOP partnership agreement, LCS loaned NOP all funds necessary to develop the Community until substantial completion of construction. Amounts loaned will be repaid to LCS, with interest at the floating rate, as defined in the agreement, from the first available funds of NOP. LCS has agreed to defer payment of $3,934,539 of the December 31, 1997, balance due LCS until no earlier than January 1, 1999. This amount has been reclassified to long-term at December 31, 1997. Interest on the amounts advanced from LCS was $208,064 in 1997, $206,288 in 1996, and $209,710
         in 1995.

                                                                     (Continued)

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

         NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED


(3)      ASSETS LIMITED AS TO USE

         Assets limited as to use are debt service funds held by a trustee in accordance with a trust indenture relating to the mortgage bonds (see note 5). Assets limited as to use that are required for obligations classified as current liabilities are reported in current assets. The composition of assets limited as to use at December 31, 1997 and 1996, is set forth below. These available for sale investments are stated at approximate fair value.

                                                     1997              1996
                                                   ----------      ----------
Mutual fund - U.S. treasury obligations            $2,317,104       2,279,827
Accrued interest                                        8,219           8,088
                                                   ----------      ----------
                                                    2,325,323       2,287,915
Less amounts required for current liabilities         724,620         708,110
                                                   ----------      ----------
                                                   $1,600,703       1,579,805
                                                   ==========      ==========

(4)      PROPERTY AND EQUIPMENT

         Property and equipment owned by NOREP at December 31, 1997 and 1996, are summarized as follows:


                                                                                         Estimated
                                                                                        useful lives
                                                       1997               1996            in years
                                                       ----               ----            --------
Land                                                $   142,893          142,893
Buildings and improvements                           34,312,995       34,204,917          7 - 60
Equipment and vehicles                                  821,692          763,449          4 - 25
Furniture and fixtures                                1,264,325        1,234,165          7 - 15
                                                    -----------      ----------
                                                     36,541,905       36,345,424
Less accumulated depreciation and amortization        5,280,859        4,395,149
                                                    -----------      ----------
                                                    $31,261,046      31,950,275
                                                    ===========      ==========


(5)      MORTGAGE BONDS PAYABLE

         Mortgage bonds payable consist of ten-year extendible mortgage bonds, 1990 Series, issued by NOP. The bonds are secured by a mortgage lien on NOREP's land and buildings, a security interest in the equipment and furnishings constituting the Community, and a guarantee by NOREP. The bonds will mature on February 1, 2020, but any bond will be repurchased by the partnership at the request of the holder thereof on February 1 in the years 2000, 2005, 2010, or 2015. The bonds bear interest at the rate of 10.25 percent per annum through September 30, 1999. Effective October 1 in each of the years 1999, 2004, 2009, and 2014, the rate of interest will be subject to redetermination by NOP at its sole discretion for the ensuing five-year period.

                                                                     (Continued)

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

         NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED


(5)      MORTGAGE BONDS PAYABLE, CONTINUED

         The bonds may be redeemed in whole or in part at the option of NOP on certain quarterly dates during the balance of the term of the bonds at the principal amount plus a premium of up to 2 percent, depending upon the time period. Between February 1, 1995, and February 1, 2000, the bonds may be redeemed at the option of NOP without premium. The bonds may be redeemed at a redemption price of 100 percent in the event of a sale of the Community to a person not affiliated with NOP. The bonds are subject to redemption without premium or penalty through operation of a mandatory redemption fund. Mandatory redemptions in each of the five years subsequent to December 31, 1997, are as follows: 1998, $165,000; 1999, $180,000; 2000, $195,000; 2001, $215,000; and 2002,
         $245,000.

         NOP is required to maintain certain funds with the trustee as security for the bonds as presented in note 3. One-sixth of the next semiannual debt service payment is payable monthly to a bond fund held by the trustee. In lieu of a general reserve fund, one of the partners has provided a $500,000 letter of credit on behalf of the Partnerships.

(6)      RESIDENCY AGREEMENTS

         Upon occupancy, the residents make loans to NOP which are secured by a deed of trust on the real estate, subject to certain permitted encumbrances, including the mortgage bonds referred to in note 5. The loans will be repaid upon the earlier of reoccupancy of the unit, 12 months after termination of the residency agreement, or such other date as the resident and NOP may agree upon. To the extent that the loans are subject to interest expense, NOP will receive revenue from the residents in the same amount. These interest payments have no effect on the financial statements, and they are not reported in the financial statements. Under the residency agreements, the residents pay an admission fee to initially reserve an apartment unit and compensate for owners' risks. The admission fees have been retained by NOP for the unrestricted use of the Partnerships. A supervisory fee is also paid monthly by residents at a rate established upon occupancy. The admission and supervisory fees are nonrefundable and unrestricted as to use.

         From late 1994 through mid 1997, a traditional plan form of residency agreement was offered for a limited number of sales. Under this plan, residents pay an entrance fee, which is amortized to income over the average life of the residents. Entrance fees amortized to income totaled $74,685 and $34,283 in 1997 and 1996, respectively. Unamortized entrance fees under this form of residency agreement totaling approximately $988,000 and $549,000 at December 31, 1997 and 1996, respectively, are included in deferred contract revenue in the accompanying separate and combined balance sheets.

         Residents pay a monthly service fee, which is initially set forth in the residency agreement. For subsequent years, the annual monthly service fees are determined pursuant to the residency agreement so that the residents provide the funds required to operate the Community, which include all operating expenses, debt service for nonresident debt, repairs and replacements, capital improvements, and working capital. During 1995, 1996, and again in 1997, the Partnerships absorbed some of the operating expenses. The monthly service fees may only be used for purposes specified in the residency agreement.

                                                                     (Continued)

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

         NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED


(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value approximates the estimated fair values of the Partnerships' financial instruments at December 31, 1997 and 1996, for cash and cash equivalents, accounts receivable, accounts payable-trade, accrued expenses, refunds in process, accrued interest, refunds payable, and deposits because of the short maturity of those instruments. The carrying values approximate the estimated fair values of assets limited as to use and funds held in escrow based on quoted market prices of the related investments at the reporting date. It was not considered practicable to estimate the fair value of accounts payable to Life Care Services Corporation due to the uncertainty of the timing of repayment. It was not considered practicable to estimate the fair value of the deferred contract revenue and mortgage loans from residents, as these items are noninterest-bearing and do not have fixed maturities. The estimated fair value of the mortgage bonds payable at December 31, 1997 and 1996, was $13,700,000 and $13,900,000,
         respectively. The estimated fair value was calculated by discounting future cash flows until October 1, 1999, at which time the rate of interest will be subject to redetermination by the Partnerships.

         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(8)      INCOME TAXES

         The following is a reconciliation of the partners' equity (deficit) as reported in these financial statements at December 31, 1997, to the partners' equity (deficit) for federal income tax purposes:


                                                        North Oaks
                                     North Oaks         Real Estate          Combined
                                     Partnership        Partnership        partnerships
                                     ------------       ------------       ------------
Per financial statements             $(37,252,624)        31,261,046         (5,991,578)
Property and equipment:
     Prior years                             --           (5,440,041)        (5,440,041)
     1997                                    --           (2,410,080)        (2,410,080)
Cost of acquiring initial
     continuing-care contracts:
        Prior years                    (4,453,481)              --           (4,453,481)
     1997                                 207,460               --              207,460
Other items:
     Prior years                        1,849,211               --            1,849,211
     1997                                 675,127               --              675,127
                                     ------------       ------------       ------------
Per federal income tax return        $(38,974,307)        23,410,925        (15,563,382)
                                     ============       ============       ============


                                                                     (Continued)

                             NORTH OAKS PARTNERSHIP
                                       AND
                       NORTH OAKS REAL ESTATE PARTNERSHIP

         NOTES TO SEPARATE AND COMBINED FINANCIAL STATEMENTS, CONTINUED


(9)      EMPLOYEE RETIREMENT BENEFIT PLAN

         During 1996, the Partnerships adopted a defined contribution plan, which includes substantially all employees. The Partnerships contribute 25 percent of the first 3 percent of compensation that a participant contributes to the plan. Expense for 1997 and 1996 was $10,385 and $7,450, respectively.

(10)     COMMITMENTS AND CONTINGENCIES

         The operating and use agreement, discussed in note 1, grants NOP use of the NOREP property until dissolution, liquidation, or other termination of NOP, unless otherwise terminated by mutual agreement. The agreement requires NOP to pay all costs in connection with constructing, equipping, and furnishing the life care facility. The operating and use agreement requires NOREP to guarantee loans from residents of the Community in an aggregate principal amount not exceeding $45,000,000. NOREP has also guaranteed the performance by NOP of its obligations under the residency agreements for the Community and the repayment of the outstanding mortgage bonds with a remaining outstanding balance of $13,040,000 at December 31, 1997.

                                INDEX TO EXHIBITS


Exhibit                                                                                               Page
  No.             Description of Exhibit                                                              No.
  ---             ----------------------                                                              ---

3.1.0             Third Amended and Restated Agreement of Partnership of
                  North Oaks Partnership (1)

3.1.2             Form of Fourth Amended and Restated Agreement of Partnership of
                  North Oaks Partnership dated October 15, 1992. (4)

3.2.0             First Amended and Restated Agreement of Partnership of
                  North Oaks Real Estate Partnership (1)

3.2.1             Agreement by MNOLP to fund during 1992 HMJV loans (3)

3.2.2             Form of Second Amended and Restated Agreement of Partnership of
                  North Oaks Real Estate Partnership dated October 15, 1992. (4)

4.1               Form of Indenture, dated as of February 1, 1990, between North Oaks
                  Partnership and First Interstate Bank of Des Moines, N.A. as Trustee (1)

4.2               Restated Indemnity Deed of Trust and Security Agreement, dated as of February 1, 1990, among North Oaks Real Estate Partnership and Stephen M. Lyons, III, and First Interstate
                  Bank of Des Moines, N.A. (1)

4.3               Restated Security Agreement, dated as of February 1, 1990, among
                  North Oaks Partnership, Mellon Bank, N.A. and First Interstate Bank
                  of Des Moines, N.A. (1)

4.4               Guaranty Agreement, dated as of February 1, 1990, made  by
                  North Oaks Real Estate Partnership to First Interstate Bank of
                  Des Moines, National Association (1)

10.1              Form of Residency Agreement 1986 (1)

10.1.1            Form of Amendment to North Oaks Resident Agreement (2)

10.1.2            Form of Residency Agreements 1991 - Return of Capital (3)

10.1.3            Form of Residency Agreement - Traditional Plan (5)

10.3              Form of Indemnity Deed of Trust and Security Agreement from
                  North Oaks Real Estate Partnership to Trustee (1)

10.4              Form of Guaranty Agreement by North Oaks Real Estate Partnership (1)

10.5              Form of Subordination Agreement by Trustee, to Mellon Bank,
                  National Association (1)

10.6              Construction Note, dated August 8, 1989, as amended, from
                  North Oaks Partnership and Mellon Bank, N.A. (1)




Exhibit                                                                                               Page
  No.             Description of Exhibit                                                              No.
  ---             ----------------------                                                              ---

10.7              Restated Construction Loan Agreement, dated as of February 1, 1990, between North Oaks Partnership and Mellon Bank, N.A. (1)

10.8              Commitment Letter, dated August 7, 1989, from Mellon Bank, N.A. to
                  North Oaks Partnership (1)

10.9              Guaranty Agreement, dated as of February 1, 1990, made by
                  North Oaks Real Estate Partnership to Mellon Bank, N.A. (1)

10.10             Escrow Agreement, dated January 29, 1986, between North Oaks
                  Partnership and Maryland National Bank (1)

10.11             Assignment and Security Agreement among North Oaks Partnership,
                  Mellon Bank, N.A., and Maryland National Bank (1)

10.12             Development Agreement, dated as of December 20, 1984, between
                  North Oaks Partnership and Life Care Services Corporation (1)

10.13             Management Agreement, dated as of December 20, 1984, between
                  North Oaks Partnership and Life Care Services Corporation (1)

10.13.1           First Amendment to Management Agreement dated as of March 12, 1991 (2)

10.13.2           First Amended and Restated Management Agreement dated as of
                  March 31, 1993 (6).

10.14             Restated Collateral Assignment of Development Agreement and
                  Management Agreement, dated as of February 1, 1990, by North Oaks
                  Partnership to Mellon Bank, N.A. and First Interstate Bank of Des
                  Moines, National Association (1)

10.15 Operating and Use Agreement, dated as of August 8, 1989, as amended, between North Oaks Partnership and North oaks Real
                  Estate Partnership (1)

10.161            Architect Agreement, dated June 18, 1985, between North Oaks Partnership and Hansen/Lind/Meyer, and Restated Collateral Assignment thereof, dated as of February 1, 1990, from North Oaks Partnership to Mellon
                  Bank, N.A. and First Interstate Bank of Des Moines, N.A. (1)

10.17             Construction Management Agreement, dated December 27, 1985, between
                  North Oaks Partnership and The Mullan Contracting Company, as
                  amended, and Restated Collateral Assignment thereof, dated as of
                  February 1, 1990, from North oaks Partnership to Mellon Bank, N.A.
                  and First Interstate Bank of Des Moines, N.A. (1)

10.18             Restated Assignment of Leases and Rents, dated as of February 1, 990, by North Oaks Partnership to Mellon Bank, N.A. and First Interstate
                  Bank of Des Moines, N.A. (1)



Exhibit                                                                                               Page
  No.             Description of Exhibit                                                              No.
  ---             ----------------------                                                              ---

10.19             Restated Assignment of Leases and Rents, dated as of February 1, 1990, by North Oaks Real Estate Partnership to Mellon Bank, N.A. and First
                  Interstate Bank of Des Moines, N.A. (1)

10.20             Restated Consent and Subordination Agreement, dated as of
                  February 1, 1990, by North Oaks Partnership (1)

10.21 Assignment of Fees and Contribution Agreement dated as of December 1, 1990, between the Partnership and The Hoffman-Mullan
                  Joint Venture (2)

25.2              Certified Corporate Resolutions of the Board of Directors of North Oaks
                  Properties, Inc. authorizing use of Powers of Attorney in connection with execution of documents by Corporate Officers (1)

27.1              Financial Data Schedule - North Oaks Partnership (7)                                  44

27.2              Financial Data Schedule - North Oaks Real Estate Partnership (7)                      45

28.1              Intercreditor Agreement, dated as of February 1, 1990, between
                  First Interstate Bank of Des Moines, N.A., and Mellon Bank,
                  N.A. (1)

29.1              Indemnity Agreement by LCS, NOPI, and MNOLP for The Chestnut
                  Partnership and The Chestnut Real Estate Partnership (3)

29.1.1            Stipulation of Dismissal with prejudice in the matter of HNOLP vs.
                  M-NOLP, et. al. and MNOLP vs. HNOLP (4)

29.1.2            Settlement Agreement (4)

29.1.3            Promissory Note by M-NOLP (4)

29.1.4            Promissory Note by NOPI and Gwynns Falls Properties, Inc. (4)

29.1.5            Guaranty Agreement by LCS (4)

29.1.6            Pledge Agreement by MNOLP (4)

29.1.7            Pledge Agreement by NOPI and Gwynns Falls Properties, Inc. (4)

---------------


(1) Incorporated by reference from Registrants Statement on Form S-1 previously filed with Commission (Commission File No: 33-32197).

(2) Incorporated by reference from the Registrant's Form 10-K December 31, 1990, previously filed with the Commission.

(3) Incorporated by reference from the Registrant's Form 10-K, December 31, 1991, previously filed with the Commission.

(4) Incorporated by reference from the Registrant's Form 10-K, December 31, 1992, previously filed with the Commission.

(5) Incorporated by reference from the Registrant's Form 10-K, December 31, 1994, previously filed with the Commission.

(6) Incorporated by reference from the Registrant's Form 10-K, December 31, 1996, previously filed with the Commission.

(7)      Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, The Chestnut Real Estate Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NORTH OAKS PARTNERSHIP

                             By:  NORTH OAKS PROPERTIES, INC.
                                  General Partner



Date:  March 27, 1998             by:       /s/ Stan G. Thurston
                                  Stan G. Thurston, President and
                                  Chief Executive Officer


Date:  March 27, 1998             by:       /s/ Arthur V. Neis
                                  Arthur V. Neis, Treasurer
                                  (Principal Financial and Accounting Officer)



                        By: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP General Partner

                             By:  ROSEDALE CARE, INC.,
                                  General Partner


Date:  March 27, 1998             by:       /s/ T. F. Mullan
                                  Thomas F. Mullan III, President

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, The Chestnut Real Estate Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NORTH OAKS REAL ESTATE PARTNERSHIP

                             By:  NORTH OAKS PROPERTIES, INC.
                                  General Partner



Date:  March 27, 1998             by:       /s/ Stan G. Thurston
                                  Stan G. Thurston, President and
                                  Chief Executive Officer


Date:  March 27, 1998             by:       /s/ Arthur V. Neis
                                  Arthur V. Neis, Treasurer
                                  (Principal Financial and Accounting Officer)



                        By: THE MULLAN-NORTH OAKS LIMITED PARTNERSHIP General Partner

                             By:  ROSEDALE CARE, INC.,
                                  General Partner


Date:  March 27, 1998             by:       /s/ T. F. Mullan
                                  Thomas F. Mullan III, President